Form 10KSB
period 1999-12-31
MCCARTHY GRENACHE INC
filed 2000-09-22
CIK 1098811

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended December 31, 1999
Commission File No. 000-28095





                     MCCARTHY GRENACHE, INC.
     (Exact name of registrant as specified in its charter)




Nevada                                            88-0412635
(State of organization) (I.R.S. Employer Identification No.)

3651 Lindell Road, Suite A, Las Vegas, NV 89103
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 873-7404

Securities registered under Section 12(g) of the Exchange Act:
                                   Common stock, $0.001 par value
                                   per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.                        [ X ]

Issuer's Revenue during the year ended December 31, 1999:   $0

Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of September 20, 2000:
N/A

              DOCUMENTS INCORPORATED BY REFERENCE:

The Company's Form 10-SB/A, filed on February 29, 2000, and the exhibits attached thereto, are incorporated by reference.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           Background

McCarthy Grenache, Inc., (the "Issuer" or "Company") was incorporated under the laws of the State of Nevada on December 19, 1997, as McCarthy Grenache, Inc. McCarthy Grenache, Inc., was initially wholly owned by Gregorian Surgical Instruments, Inc. ("Gregorian"). Gregorian, a corporation formed under the laws of the Province of British Columbia, Canada in November of 1995, was the predecessor parent company. In December of 1997, the shareholders of Gregorian exchanged all the shares of Gregorian on a one for one basis for shares of Common Stock of the Company and the resulting successor corporation is McCarthy Grenache, Inc. The Company has no subsidiaries and no affiliated companies.

The Company is a development stage company which does not currently have supply contracts and, therefore, does not have revenues from operations for the last two fiscal years.

                       Business of Issuer

The Company is engaged in the development of a principally wholesale medical supplies, surgical instruments, and equipment supply service. The Company's products are intended to be: bathroom safety bars for the infirm, canes, colostomy supplies, crutches, gloves, stethoscopes, nebulizers, oxygen supplies, walkers, wheel chairs, and wheelchair van modification kits for the disabled. The Company's products will be marketed to the aged and the infirm. Management of the Company believes there is a demand for these products due to the rapid increase in the age of the population in the US due to better medical care and the baby boom population reaching retirement age. Management further believes that the rapid expansion of the Las Vegas area will create a shortage of the types of products the Company intends to market.

The Company intends to lease a suitable office/warehouse and will wholesale products directly to retailers, medical and nursing home facilities through mail order, Internet order and advertising in the press and various other media. The Company anticipates being able to broker orders through utilizing attainable contacts within the medical supplies industry and matching vendors with end-users via wholesaling. The Company intends to generate revenue in the future by being listed in the yellow pages and by developing its web-site for Internet orders and inquiries. At this time, the Company does not have any principal business suppliers.

The Company's competition varies among its business lines. Competition in these products and services is primarily centered on styling, quality, price, brand recognition and service with an emphasis on the latter. In order for the Company to be competitive in these marketplaces, the Company must effectively maintain and promote the quality of its services and its products among consumers and establish strong marketing relationships with manufacturers and distributors of products which enhance that quality image. While the Company believes that it will compete effectively, the Company competes with a number of manufacturers and marketers of medical supplies and equipment which have substantially greater resources than the Company and many of which have well-recognized brand name contracts and broader and more established distribution networks. The Company anticipates being able to utilize its smaller size to attract those seeking more personalized service and to maintain its ability to adapt with technological changes over the Internet and in the marketplace. Further, the Company expects to utilize the Internet to further attract customers via various search engines upon completion of various web pages. Specific organizations with whom the Company intends to compete are A to Z Medical Supply, Medical Mart and Mobility Plus, all located in Las Vegas, Nevada. As the Company has not started marketing products, it presently has no share of this market.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company's principal executive and administrative offices are located in Nevada at 3651 Lindell Road, Suite A, Las Vegas NV 89103 in leased premises under an agreement for a term scheduled to expire June 1, 2000, at which time the Company will renew the lease for another 12 month term unless the Company has made other plans or found suitable office/warehouse space. The Company's right to renew its lease for another term is guaranteed at the Company's option, with thirty days' notice. The Company is obligated to pay $1,200 in rent per year on a shared office basis. The rent for the next 12 month term, if leased, will be
$1,260 per year. The new lease term will only be executed, if necessary, for economic reasons until the Company has adequate financing to develop its business and requires other space. The Company considers its executive and administrative offices to be adequate and suitable for its current needs. The Company does not own or lease any other real estate.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the fourth quarter of the Company's fiscal year ending December 31, 2000.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

The Company's common stock is not currently quoted on the over-the-counter. There is no market for the Company's stock at the present time.

The Company's common stock is considered a "penny stock" under the Commission rules.

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and
(ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly-traded securities. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

                             Holders

As of September 20, 2000, there were 51 shareholders of record of the Company's common stock.

                            Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.

  In December 1997, the Company issued 4,942,000 shares of Common Stock in connection with the reorganization and exchange of shares only with the shareholders of Gregorian, the predecessor company, on a share for share basis with no cash or other consideration, pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended. These shares were valued at the par value of $.001 per share. Following the exchange of shares, the value of the shares of the subsidiary was written off in the period in which the subsidiary was liquidated. The Company recognized a loss of $4,942 pursuant to this transaction.

  In  December 1997, the Company issued 40,000 shares  of  Common
Stock for cash proceeds of $4,000 in a private transaction, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

  In  February 1998, the Company issued 60,000 shares  of  Common
Stock for cash proceeds of $6,000 in a private transaction, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

  In  September 1999, the Company issued 80,000 shares of  Common
Stock for cash proceeds of $20,000 in a private transaction, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

 All of the above issuances of securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption from registration for transactions not involving any public offering. Each distribution above was very small for nominal amounts, was made to close friends and associates and was consistent with normal growth of a small company. Management of the Company believes that Section 4(2) of the Securities Act of 1933, as amended, was enacted with the intent to exempt such small business offerings from registration.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This registration statement contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

                        Plan of Operation

The Company is organizing to wholesale medical supplies, surgical instruments and equipment specializing in ambulatory aids for the aged. Additional funding through private placement will be necessary to enable the Company to lease a suitable office warehouse facility in Las Vegas and to enable the Company to complete its Web Page and to secure contracts with suppliers and users.

The Company intends to raise adequate funds from interested local parties to provide adequate working capital of up to $750,000 for the next 12 months. When the Company seeks to actually raise such funds, it is anticipated it will do so by undertaking an offering of securities pursuant to Regulation D, Rule 505 or 506, which provides an exemption from registration under the Securities Act of 1933, as amended. Management will select the exemption at the time it makes such an offering based upon advice of counsel. At this time, management has not commenced any such offering. Such raised funds would be used to develop Internet business, pay professionals and for advertising in the Yellow Pages and media. No product research or development is considered necessary; no new equipment or plant is required, nor is there expected to be a significant change in the number of employees over the next 12 months.

The Company plans to market and promote its wholesale medical supplies starting in Nevada. The Company has reserved the Internet site "www.mccarthymedical.com" which is currently under development and is expected to be operational by March 15, 2000 or shortly thereafter. Since public interest in health is at an all time high and growing, our presence on the Internet, along with increased information on the Internet, and the aging of the baby boom generation, should result in the development of a vastly improved medical supply industry. Many items such as wheelchairs, walkers, and mobility equipment for the aged and infirm are automatically approved by most medical insurance programs. There is a shortage of ambulatory equipment in the United States today due to the increasing age of the population.

                     Website and E-Commerce

The Company is in the process of developing an Internet Website located on the World Wide Web at www.mccarthymedical.com. The
Website is in the process of being constructed. The Company anticipates that the Website, once it is constructed, will promote the Company's medical supplies and equipment.

                            Marketing

The Company intends to acquire and market medical supplies and equipment for the aged direct to the retailers from the manufacturers. The Company intends to rely on a marketing team and for the prospects of e-commerce to implement the Company's marketing objectives. The Company also intends to utilize direct mailing, and e-mail to solicit manufacturers and retailers.

The Company's marketing and licensing strategy is to (i) establish and expand the sales of the Company's products; (ii) selectively establish licensed product lines to be marketed and promoted on the Company's offline developed website; (iii) expand the number of representatives; and, (iv) acquire or establish relationships with major manufacturers businesses, companies, properties or technologies.

The Company will purchase most of its inventory from existing manufacturers principally in North America and Asia. To date, no contracts have been executed and the Company does not anticipate entering into any contracts due to lack of funding. Upon funding, letters of credit may be sought.

The Company does not anticipate being dependent on one major or a few major customers. The Company intends to supply to large nursing facilities and hospitals as well as to major drug store chains and emergency clinics. However, at this time, the Company does not have any contracts with any such organizations. Also, management of the Company expects that the proliferation of web pages throughout various search engines on the Internet will attract customers. However, there is no guarantee that the Company's web-site, when completed, will have a positive impact on the Company's business.

                            Employees

The Company's only employees at the present time are its president and the 5 members of the Advisory Board, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

ITEM 7.   FINANCIAL STATEMENTS.

          Reports  of  Independent Accountant, David  E.  Coffey,
            C.P.A. dated February 21, 2000.

          Balance Sheet as of December 31, 1999 and December  31,
            1998

          Statement of Operations for the years then ended and for the period from December 19, 1997 (inception) to December 31, 1999

          Statement  of  Stockholders' Equity for the years  then
            ended  and  for  the  period from December  19,  1997
            (inception) to December 31, 1999

          Statement of Cash Flows for the years then ended and for the period from December 19, 1997 (inception) to December 31, 1999

          Notes to Consolidated Financial Statements

                 INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of McCarthy Grenache, Inc.
Las Vegas, Nevada

     I have audited the accompanyingn balance sheets of McCarthy Grenache, Inc. (a development stage company) as of December 31, 1999, and December 31, 1998, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from December 19, 1997, (date of inception) to December 31, 1999. These statements are the responsibility of McCarthy Grenache, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accountingn principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the accompanying financial statements presetn fairly, in all material respects, the financial position of McCarthy Grenache, Inc. as of December 31, 1999, and December 31, 1998, and the results of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 19, 1997, in conformity with generally accepted accounting principles.

     /s/ David Coffey, C.P.A.
     David Coffey, C.P.A.
     Las Vegas, Nevada
     February 21, 2000

McCARTHY GRENACHE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS


                                            December     December
                                               31,          31,
                                              1999         1998
                                           -----------  -----------
                                                -            -
ASSETS

Cash                                        $  18,815     $   1,417
                                            ---------     ---------
                                                    -
Total Assets                                $  18,815      $  1,417
                                             ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                              $   400       $   400
                                            ---------     ---------
                                                    -
Total Liabilities                                 400           400

Stockholders' Equity
Comon stock, authorized 25,000,000
shares at $.001 par value, issued and
outstanding 5,122,000 shares and
5,042,000 shares, respectively                  5,122         5,042
Additional paid-in capital                     26,820         6,900
Deficit accumulated during the
development stage                            (13,527)      (10,925)
                                            ---------    ----------
                                                    -
Total Stockholders' Equity                     18,415         1,017


TOTAL LIABILITIES AND STOCKHOLDERS'         $  18,415      $  1,417
EQUITY
                                             ========       =======

The accompanying notes are an integral part of these financial statements.

McCARTHY GRENACHE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE
(With Cumulative Figures From Inception)


                                                         From Inception
                           Jan. 1, 1999,  Jan. 1, 1998,  Jan. 19, 1997,
                                to              to             to
                           Dec. 31, 1999  Dec. 31, 1998   Dec. 31, 1999
                           ------------    -------------   -------------
                                      -
Income                             $  0             $  0            $  0

Expenses
Organizational expense                0              400             400
Rent                                500            5,100           5,600
Professional fees                 1,250                0           1,250
Loss on investment in                 0                0           4,942
subsidiary
Office expenses                     852              483           1,335
                           ------------    -------------   -------------
                                     --
Total expenses                    2,602            5,983          13,527

Net loss                        (2,602)          (5,983)     $  (13,527)
                                                               =========

Retained earnings,
beginning of period            (10,925)          (4,942)
                             ----------       ----------
Deficit accumulated
during
the development stage       $  (13,527)      $  (10,925)
                             ==========       ==========

Earnings (loss) per share
assuming dilution:
Net loss                        $  0.00          $  0.00         $  0.00
                             ==========       ==========       =========
Weighted average shares
outstanding                   5,068,667        5,037,000       5,050,000
                             ==========       ==========       =========

The accompanying notes are an integral part of these financial statements.

McCARTHY GRENACHE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 19, 1997, (Date of Inception) TO
DECEMBER 31, 1999


                                Common Stock      Additional     Total
                             Shares     Amount      paid-in
                                                    Capital
                             -------   --------   ----------   ---------
                                         $           $            $
Balance,                       -----       -----        -----       -----
December 19, 1997

Issuance of common stock
for cash
December 24, 1997             40,000          40        3,960       4,000

Exchange of stock (Page 6,
Note D)
December 26, 1997            4,942,0       4,942            0       4,942
                                  00

Less net loss                      0           0            0     (4,942)
                             -------   ---------   ----------    --------
                                  --
Balance,
December 31, 1997            4,982,0       4,982        3,960       4,000
                                  00

Issuance of common stock
for cash
February, 1998                60,000          60        5,940       6,000

Less offering costs                0           0      (3,000)     (3,000)

Less net loss                      0           0            0     (5,983)
                             -------   ---------    ---------   ---------
                                  --
Balance,
December 31, 1998            5,042,0       5,042        6,900       1,017
                                  00

Issuance of common stock
for cash
September 30, 1999            80,000          80       19,920      20,000

Less net loss                      0           0            0     (2,602)
                             -------   ---------   ----------   ---------
                                  --
Balance,
December 31, 1999            5,122,0    $  5,122   $   26,820           $
                                  00                               18,415
                             =======    ========     ========    ========
                                   =

The accompanying notes are an integral part of these financial statements.

McCARTHY GRENACHE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)


                                                            From
                                                            Inception,
                             Jan. 1, 1999,   Jan. 1, 1998,  Dec. 19,
                             to              to             1997, to
                             Dec. 31, 1999   Dec. 31, 1998  Dec. 31, 1999
                             -------------    -------------   ------------
                                         -
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                        $  (2,602)       $  (5,983)  $    (13,527)
Non-cash items included in               0                0              0
net loss
Adjustments to reconcile
net loss to
cash used by operating
activity
Prepaid expenses                                        400
Accounts payable                         0                0            400
                                ----------       ----------  -------------
                                                                         -
NET CASH PROVIDED BY
OPERATING ACTIVITIES               (2,602)          (5,583)       (13,127)

CASH FLOWS USED BY
INVESTING ACTIVITIES                     0                0              0
                                ----------       ----------  -------------
                                                                         -
NET CASH USED BY
INVESTING ACTIVITIES                     0                0              0

CASH FLOWS FROM FINANCING
ACTIVITIES
Sale of common stock                    80               60          5,122
Paid-in capital                     19,920            5,940         29,820
Less offering costs                      0          (3,000)        (3,000)

NET CASH PROVIDED BY
FINANCING ACTIVITIES                20,000            3,000         31,942
                                ----------       ----------     ----------
NET INCREASE IN CASH                17,398          (2,583)    $    18,815
                                                                 =========
CASH AT BEGINNING OF PERIOD          1,417            4,000
CASH AT END OF PERIOD          $    18,815         $  1,417
                                 =========        =========

The accompanying notes are an integral part of these financial statements.

McCARTHY GRENACHE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND DECEMBER 31, 1998

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

          The  Company  was  incorporated on December  19,  1997,
          under  the  laws of the State of Nevada.  The  business
          purpose   of   the  Company  is  to  produce   surgical
          instruments.

          The   Company   will  adopt  accounting  policies   and
          procedures   based   upon   the   nature   of    future
          transactions.

NOTE B    OFFERING COSTS

          Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares.

NOTE C    EARNINGS (LOSS) PER SHARE

          Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assumuing all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE D    RELATED PARTY TRANSACTIONS - STOCK EXCHANGE

          In December of 1997, the Company was formed by Gregorian Surgical Instruments, Inc., with McCarthy Grenache, Inc. as a wholly-owned subsidiary. On December 26, 1997, the stockholders of Gregorian Surgical Instruments, Inc. approved an exchange of all of the outstanding stock in Gregorian Surgical Instruments, Inc. for an equal number of shares of McCarthy Grenache, Inc. common stock at a par value of $.001 per share for a total of $4,942. The excess of par value over the value of assets acquired was $4,942. This transaction was accounted for as a reverse merger.

          McCARTHY GRENACHE, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND DECEMBER 31, 1998
(continued)

NOTE D    RELATED PARTY TRANSACTIONS - STOCK EXCHANGE (continued)

          Upon the completion of the stock exchange, Gregorian Surgical Instruments, Inc. became a wholly-owned subsidiary of McCarthy Grenache, Inc. The Board of
          Directors approved the dissolution of Gregorian Surgical Instruments, Inc. in December of 1997.

NOTE E    COMMON STOCK

          In December of 1997, the Company sold 40,000 shares of its common stock at $.10 per share, for a total of $4,000. In February of 1998, the Company sold another 60,000 shares of its common stock at $.10 per share for a total of $6,000. Then in September of 1999, the Company sold 80,000 shares of its common stock at $.25 per share for a total of $20,000. The proceeds were to be used for the production of surgical instruments.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no changes in accountants or disagreements on accounting and financial disclosure matters.

                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND  CONTROL
          PERSONS

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

Information as to the directors and executive officers of the Company is as follows:







   Name/Address             Age    Position
   Sean McCarthy            46     President/Secretary/Treasu
   3651 Lindell Rd., Suite         rer/
   A                               Director
   Las Vegas, NV  89103

The  biography  of  Mr.  McCarthy is included  in  the  Company's
Amended Form 10-SB, and is incorporated by reference to Item 5 of that document.

ITEM 10.  EXECUTIVE COMPENSATION

There has been no executive compensation in any form to date due to the lack of working capital in the company.

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

There are no persons known to the Company, as of September 11, 2000, to be a beneficial owner of five percent (5%) or more of the Company's common stock, and none of the directors or officers own any of the Company's common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The shareholders of Gregorian Surgical Instruments, Inc., exchanged an aggregate of 4,942,000 shares of Gregorian for an aggregate of 4,942,000 shares of McCarthy Grenache, Inc. on a share for share basis pursuant to the exchange agreement dated December 26, 1997. The aggregate value of the shares was $4,942, or $.001 per share, which accounted for a loss of $4,942 as a result of the exchange.

There have been no material transactions in the past two years or proposed transactions to which the Company has been or is proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved.

The Company has no promoters other than its sole executive officer and director. There have been no transactions which have benefited or will benefit its sole executive officer and director either directly or indirectly.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

EXHIBITS

  3.1 The exhibits, consisting of the Company's Articles of Incorporation are attached to the Company's Amended Form 10-
  SB, filed on May 10, 1999. These exhibits are incorporated by reference to that Form.

  3.2 The exhibits, consisting of the Company's Bylaws are attached to the Company's Amended Form 10-SB, filed on May 10,
  1999. These exhibits are incorporated by reference to that Form.

  27  Financial Data Schedule

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           McCarthy Grenache, Inc.



                           By: /s/ Sean McCarthy
                              Sean McCarthy,
                              President/Secretary/Treasurer



                           Date: September 20, 2000