Form 10QSB
period 2000-03-31
MCCARTHY GRENACHE INC
filed 2000-09-22
CIK 1098811

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
   QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
                 1934ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
Commission File No. 000- 28095






                     MCCARTHY GRENACHE, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0412635
(State of organization) (I.R.S. Employer Identification No.)

3651 Lindell Road, Suite A, Las Vegas, NV 89103
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 873-7404

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 5,122,000 shares of common stock outstanding as of March 31, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The Audited financial statements for the period ending March 31, 2000.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                              June 9, 2000
McCarthy Grenache, Inc.
Las Vegas, Nevada

      I have audited the accompanying balance sheets of McCarthy Grenache, Inc., (a development stage company) as of March 31, 2000, and March 31, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from December 19, 1997, (date of inception) to March 31, 2000. These statements are the responsibility of McCarthy Genache, Inc.'s management. My responsibility is to express an opinion on this financial statements based on my audit.

      I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a best basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of McCarthy Grenache, Inc. as of March 31, 2000, and March 31, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 19, 1997, in conformity with generally accepted accounting principles.

     /s/ David Coffey,
     Certified Public Accountant



                     McCarthy Grenache, Inc.
                  (A Development Stage Company)
                          BALANCE SHEET


                                    March 31, 2000   March 31,
                                                        1999
              ASSETS

Cash                                815             95

Total Assets                        815             95

   LIABILITIES AND STOCKHOLDERS'
              EQUITY

Accounts payable                     1,400           400

Total Liabilities                   1,400           400

Stockholders' Equity
Common stock, authorized 25,000,000  5,122           5,042
shares at $.001 par value, issued
and outstanding 5,122,000 shares
and 5,042,000 shares, respectively
Additional paid-in capital           26,820          6,900
Deficit accumulated during the
development stage                     (32,527)       (12,247)

TOTAL STOCKHOLDERS' EQUITY          (585)           (305)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                815             95

 The accompanying notes are an integral part of these financial statements.



                     McCarthy Grenache, Inc.
                  (A Development Stage Company)
               STATEMENT OF OPERATIONS AND DEFICIT
             ACCUMULATED DURING TH DEVELOPMENT STAGE


                           Jan. 1, 2000    Jan. 1,         From
                           to Mar. 31,     1999 to      Inception,
                               2000        Mar. 31,   Dec. 19, 1997
                                             1999      to March 31,
                                                           2000
Income                         -0-           -0-           -0-

Expenses
  Organizational expense           -0-            -0-
400                                -0-            500          5,600
  Professional fees              1,000            -0-          2,250
  Loss on investment in            -0-            -0-          4,942
subsidiary
  Consulting                    18,000            -0-         18,000
  Office expenses                  -0-            822          1,335

Total expenses                  19,000          1,322         32,527

Net loss                      (19,000)        (1,322)       (32,527)

Retained earnings,            (13,527)       (10,925)
beginning of period

Deficit accumulated           (32,527)       (12,247)
during
the development stage

Earnings (loss) per share
     assuming dilution:
Net loss                          0.00           0.00         (0.01)

Weighted average shares      5,122,000      5,042,000      5,057,714
outstanding

 The accompanying notes are an integral part of these financial statements.


                     McCarthy Grenache, Inc.
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  FOR THE PERIOD FROM DECEMBER 19, 1997, (Date of Inception) TO
                         MARCH 31, 2000


                                                   Additiona      Total
                                                       l
                           Common        Stock      paid-in
                           Shares        Amount     Capital

Balance, December 19,           ---            ---        ---          ---
1997

Issuance of common stock     40,000             40      3,960        4,000
for cash December 24,
1997

Exchange of stock (Page   4,942,000          4,942        -0-        4,942
6, Note D)
December 26, 1997

Less net loss                   -0-            -0-        -0-      (4,942)

Balance, December 31,     4,982,000          4,982      3,960        4,000
1997

Issuance of common stock     50,000             60      5,940        6,000
for cash February, 1998

Less offering costs             -0-            -0-    (3,000)      (3,000)

Less net loss                   -0-            -0-        -0-      (5,983)

Balance, December 31,     5,042,000          5,042      6,900        1,017
1998

Issuance of common stock     80,000             80     19,920       20,000
for cash September 30,
1999

Less net loss                   -0-            -0-        -0-      (2,602)

Balance, December 31,     5,122,000          5,122     26,820       18,415
1999

Less net loss                   -0-            -0-        -0-     (19,000)

Balance, March 31, 2000   5,122,000          5,122     26,820        (585)

 The accompanying notes are an integral part of these financial statements.


                     McCarthy Grenache, Inc.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                               Jan. 1, 2000   Jan. 1, 1999 to       From
                                to Mar. 31,    Mar. 31, 1999     Inception,
                                   2000                        Dec. 19, 1997
                                                                to Mar. 31,
                                                                    2000
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                           (19,000)            (1,322)       (32,527)
Non-cash items included in              -0-                -0-            -0-
net loss
Adjustments to reconcile net
loss to
Cash used by operating
activity
          Accounts payable            1,000                -0-          1,400

NET CASH PROVIDED BY               (18,000)            (1,322)       (31,127)
OPERATING ACTIVITIES

CASH FLOWS USED BY                      -0-                -0-            -0-
INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock
  Paid-in capital
  Less offering costs

NET CASH PROVIDED BY                    -0-                -0-         31,942
FINANCING ACTIVITIES

NET INCREASE IN CASH               (18,000)            (1,322)            815

CASH AT BEGINNING OF PERIOD          18,815              1,417

CASH AT END OF PERIOD                   815                 95

 The accompanying notes are an integral part of these financial statements.



                     McCarthy Grenache, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                March 31, 2000 and March 31, 1999

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE C    EARNINGS (LOSS) PER SHARE

          Basic  EPS  is  determined using  net  income
          divided   by  the  weighted  average   shares
          outstanding  during the period.  Diluted  EPS
          is  computed  by dividing net income  by  the
          weighted average shares outstanding, assuming
          all  dilutive  potential common  shares  were
          issued.   Since  the Company  has  no  common
          shares that are ptentially issuable, such  as
          stock   options,  covertible  securities   or
          warrants, basic and diluted EPS are the same.

NOTE D    RELATED PARTY TRANSACTIONS - STOCK EXCHANGE

          In  December of 1997, the Company was  formed
          by  Gregorian Surgical Instruments, Inc. with
          McCarthy  Grenache, Inc.  as  a  wholly-owned
          subsidiary.  On December 26, 1997, the stock-
          holders  of  Gregorian Surgical  Instruments,
          Inc.  approved  an exchange  of  all  of  the
          outstanding   stock  in  Gregorian   Surgical
          Instruments,  Inc.  for an  equal  number  of
          shares  of  McCarthy Grenache, Inc.   At  the
          time  of  the  exhange there  were  4,942,000
          Gregorian  shares outstanding which  resulted
          in   the  issuance  of  4,942,000  shares  of
          McCarthy Grenache, Inc. common stock at a par
          value  of  $.001  per share for  a  total  of
          $4,942.   The  excess of par value  over  the
          value  of  assets acquired was $4,942.   This
          transaction was accounted for as a reverse merger.

                     McCarthy Grenache, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                March 31, 2000 and March 31, 1999
                           (continued)

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



ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

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

                      Website and Ecommerce

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

                           Competition

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

                            Employees

As of the date of this Registration Statement, the Company has two part time employees, neither of whom have entered into an employment arrangement with the Company. The Company's president, Sean McCarthy, works full-time for the Company. The Company has no collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

Other than the development of its website, the Company has no intellectual property rights.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities took place during the period covered by this report. At the end of the quarter there were 5,122,000 shares of common stock issued and outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most current quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

a) The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Form 10-SB, filed on February 29, 2000. This exhibit is incorporated by reference to that Form.

b) The exhibit consisting of the Company's Bylaws is attached to the Company's Form 10-SB, filed on February 29, 2000. This exhibit is incorporated by reference to that Form.

Reports on Form 8-K:  None

27   Financial Data Schedule

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           McCarthy Grenache, Inc.



                           By: /s/ Sean McCarthy
                              Sean McCarthy, President and CEO



                           Date: September 20, 2000