Form 10QSB
period 2000-06-30
MCCARTHY GRENACHE INC
filed 2000-09-22
CIK 1098811

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
   QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
                 1934ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
Commission File No. 000- 28095






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

There are 5,122,000 shares of common stock outstanding as of June
30, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The Audited financial statements for the period ending June 30, 2000.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                           August 11, 2000
McCarthy Grenache, Inc.
Las Vegas, Nevada

I  have audited the accompanying balance sheets of
McCarthy  Grenache,  Inc.,  (a  development  stage
company)  as of June 30, 2000, and June 30,  1999,
and  the  related  statements of operations,  cash
flows, and changes in stockholders' equity for the
period from Demceber 19, 1997, (date of inception)
to  june  30,  2000.   These  statements  are  the
responsibility   of  McCarthy   Grenache,   Inc.'s
management.   My responsibility is to  express  an
opinion on these financial statements based on my audit.

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

In   my   opinion,   the  accompanying   financial
statements   present  fairly,  in   all   material
respects,  the  financial  position  of   McCarthy
Grenache, Inc. as of June 30, 2000, and  June  30,
1999,  and the results of operations, cash  flows,
and   changes  in  stockholders'  equity  for  the
periods then ended, as well as the cumulative period from December 19, 1997, in conformity with generally accepted accounting principles.

     /s/ David Coffey,
     Certified Public Accountant

                     McCarthy Grenache, Inc.
                  (A Development Stage Company)
                          BALANCE SHEET


                                  June 30,    June 30,
                                    2000        1999
            ASSETS

Cash                             815         65

Total Assets                     815         65

 LIABILITIES AND STOCKHOLDERS'
            EQUITY
Accounts payable                 3,900       400

Total Liabilities                3,900       400

Stockholders' Equity
Common stock, authorized
25,000,000
Shares at $.001 par value,
issued and
Outstading 5,122,000 shares and
5,042,000 shares, respectively    5,122       5,042
Additional paid-in capital        26,820      6,900
Deficit accumulated during the
Development stage                 (35,027)    (12,277)
TOTAL STOCKHOLDERS' EQUITY       (3,085)     (335)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY             815         65

 The accompanying notes are an integral part of these financial statements.



                     McCarthy Grenache, Inc.
                  (A Development Stage Company)
               STATEMENT OF OPERATIONS AND DEFICIT
            ACCUMULATED DURING THE DEVELOPMENT STAGE


                            Jan. 1,   Jan. 1, 1999       From
                            2000 to    to June 30,     Inception
                           June 30,       1999       Dec. 19, 1997
                             2000                     to June 30,
                                                         2000
Income                        -0-          -0-            -0-

Expenses
  Organization Expense           -0-            -0-            400
  Rent                           -0-            500          5,600
  Professional Fees            3,000            -0-          2,250
  Loss on invesment in           -0-            -0-          6,942
subsidiary
  Consulting                  18,000            -0-         18,000
  Fees and licenses              500            -0-            500
  Office expenses                -0-            852          1,335

  Total expenses              21,500          1,352         35,027

Net loss                    (21,500)        (1,352)       (35,027)

Retained earnings,
Beginning of period         (13,527)       (10,925)

Deficit accumulated
during
The development stage       (35,027)       (12,277)


Earnings (loss) per
share
     Assuming dilution:
Net loss                        0.00           0.00         (0.01)

Weighted average shares
Outstanding                5,122,000      5,042,000      5,063,935


 The accompanying notes are an integral part of these financial statements.



                     McCarthy Grenache, Inc.
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  FOR THE PERIOD FROM DECEMBER 19, 1997, (Date of Inception) TO
                          JUNE 30, 2000


                                             Additional    Total
                          Common     Stock     paid-in
                          Shares    Amount     Capital

Balance, December 19,        ---         ---         ---       ---
1997

Issuance of common stock  40,000          40       3,960     4,000
for cash December 24,
1997

Exchange of stock (page   4,942,       4,942         -0-     4,942
6, Note D) December 26,      000
1997

Less net loss                -0-         -0-         -0-   (4,942)

Balance, December 31,     4,982,       4,982       3,960     4,000
1997                         000

Issuance of common stock  60,000          60       5,940     6,000
for cash February, 1998

Less offering costs          -0-         -0-     (3,000)   (3,000)

Less net loss                -0-         -0-         -0-   (5,983)

Balance, December 31,     5,042,       5,042       6,900     1,017
1998                         000

Issuance of common stock  80,000          80      19,920    20,000
for cash September 30,
1999

Less net loss                -0-         -0-         -0-   (2,602)

Balance, December 31,     5,122,       5,122      26,820    18,415
1999                         000

Less net loss                -0-         -0-         -0-  (21,500)

Balance, June 30, 2000    5,122,       5,122      26,820   (3,085)
                             000

 The accompanying notes are an integral part of these financial statements.



                     McCarthy Grenache, Inc.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                            Jan. 1,      Jan. 1,         From
                            2000 to      1999 to      Inception,
                           June 30,      June 30,   Dec. 19, 1997
                             2000          1999      to June 30,
                                                         2000

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                    (21,500)        (1,352)       (35,027)
Non-cash items included          -0-            -0-            -0-
in net loss
Adjustments to reconcile
net noss to cash used by
operating activity
    Accounts payable           3,500            -0-          3,900

NET CASH PROVIDED BY        (18,000)        (1,352)       (31,127)
OPERATING ACTIVITIES

CASH FLOWS USED BY               -0-            -0-            -0-
INVESTING ACTIVITIES

NET CASH USED BY                 -0-            -0-            -0-
INVESTING ACTIVITIES

CASH FLOWS FROM
FINANCING ACTIVITIES
  Sale of common stock           -0-            -0-          5,122
  Paid-in capital                -0-            -0-         29,820
  Less offering costs            -0-            -0-        (3,000)

NET CASH PROVIDED BY             -0-            -0-         31,942
FINANCING ACTIVITIES

NET INCREASE IN CASH        (18,000)        (1,352)            815

CASH AT BEGINNING OF          18,815          1,417
PERIOD

CASH AT END OF PERIOD            815             65

 The accompanying notes are an integral part of these financial statements.



                     McCarthy Grenache, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                 JUNE 30, 2000 AND JUNE 30, 1999


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

NOTE E    COMMON STOCK

          In  December of 1997, the Company sold 40,000
          shares of its common stock at $.10 per share,
          for  a total of $4,000.  In February of 1998,
          the Company sold another 60,000 shares of its
          common stock at $.10 per share for a total of
          $6,000.   Then  in  September  of  1999,  the
          Company  sold  80,000 shares  of  its  common
          stock  at  $.25  per share  for  a  total  of
          $20,000.   The proceeds were to be  used  for
          the development of a medical equipment supply business.

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