Form 10QSB
period 2000-09-30
MCCARTHY GRENACHE INC
filed 2000-12-20
CIK 1098811

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
   QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
                 1934ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
Commission File No. 000- 28095






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



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The  Audited financial statements for the period ending September
30, 2000.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors
McCarthy Grenache, Inc.
Las Vegas, Nevada

I  have audited the accompanying balance sheets of
McCarthy  Grenache,  Inc.,  (a  development  stage
company)  as of September 30, 2000, and  September
30,   1999,   and   the  related   statements   of
operations,   cash   flows,   and    changes    in
stockholders' equity for the period from  December
19,  1997,  (date of inception) to  September  30,
2000.  These statements are the responsibility  of
McCarthy   Grenache,   Inc.'s   management.     My
responsibility is to express an opinion on these financial statements based on my audit.

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

In   my   opinion,   the  accompanying   financial
statements   present  fairly,  in   all   material
respects,  the  financial  position  of   McCarthy
Grenache,  Inc.  as  of September  30,  2000,  and
September 30, 1999, and the results of operations,
cash  flows,  and changes in stockholders'  equity
for  the  periods  then  ended,  as  well  as  the
cumulative  period  from  December  19,  1997,  in
conformity   with  generally  accepted  accounting
principles.

     /s/ David Coffey,
     Certified Public Accountant
     December 7, 2000

     McCarthy Grenache, Inc.

                  (A Development Stage Company)
                          BALANCE SHEET

                                       September    September
                                          30,          30,
                                         2000         1999

               ASSETS

Cash                                         815        20,065

Total Assets                                 815        20,065

    LIABILITIES AND STOCKHOLDERS'
               EQUITY
Accounts payable                           5,900           400

Total Liabilities                          5,900           400

Stockholders' Equity
Common stock, authorized 25,000,000
Shares at $.001 par value, issued and
Outstading 5,122,000 shares and
5,042,000 shares, respectively              5,122         5,122
Additional paid-in capital                 26,820        26,820
Deficit accumulated during the
Development stage                        (37,027)      (12,277)
TOTAL STOCKHOLDERS' EQUITY                (5,085)      (19,665)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         815        20,065

 The accompanying notes are an integral part of these financial statements.



                     McCarthy Grenache, Inc.
                  (A Development Stage Company)
               STATEMENT OF OPERATIONS AND DEFICIT
            ACCUMULATED DURING THE DEVELOPMENT STAGE

                                   Jan. 1,    Jan. 1, 1999       From
                                   2000 to    to September    Inception
                                  September     30, 1999    Dec. 19, 1997
                                  30, 2000                   to September
                                                               30, 2000
Income                                  -0-            -0-            -0-

Expenses
  Organization Expense                  -0-             -0-            400
  Rent                                  -0-             500          5,600
  Professional Fees                   5,000             -0-          4,250
  Loss on invesment in                  -0-             -0-          6,942
subsidiary
  Consulting                         18,000             -0-         18,000
  Fees and licenses                     500             -0-            500
  Office expenses                       -0-             852          1,335

  Total expenses                     23,500           1,352         37,027

Net loss                           (23,500)         (1,352)       (37,027)

Retained earnings,
Beginning of period                (13,527)        (10,925)

Deficit accumulated during
The development stage              (37,027)        (12,277)


Earnings (loss) per share
     Assuming dilution:
Net loss                               0.00            0.00         (0.01)

Weighted average shares
Outstanding                       5,122,000       5,050,888      5,069,059

 The accompanying notes are an integral part of these financial statements.


                     McCarthy Grenache, Inc.
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  FOR THE PERIOD FROM DECEMBER 19, 1997, (Date of Inception) TO
                          JUNE 30, 2000

                                                         Additional     Total
                                   Common       Stock      paid-in
                                   Shares      Amount      Capital

Balance, December 19, 1997              ---     $    ---   $     ---   $     ---

Issuance of common stock for
cash December 24, 1997               40,000           40       3,960       4,000

Exchange of stock (page 6, Note
D)
December 26, 1997                 4,942,000        4,942         -0-       4,942

Less net loss                           -0-          -0-         -0-     (4,942)

Balance, December 31, 1997        4,982,000        4,982       3,960       4,000

Issuance of common stock for
cash February, 1998                  60,000           60       5,940       6,000

Less offering costs                     -0-          -0-     (3,000)     (3,000)

Less net loss                           -0-          -0-         -0-     (5,983)

Balance, December 31, 1998        5,042,000        5,042       6,900       1,017

Issuance of common stock for
cash September 30, 1999              80,000           80      19,920      20,000

Less net loss                           -0-          -0-         -0-     (2,602)

Balance, December 31, 1999        5,122,000        5,122      26,820      18,415

Less net loss                           -0-          -0-         -0-    (23,500)

Balance, September 30, 2000       5,122,000     $  5,122   $  26,820  $  (5,085)

 The accompanying notes are an integral part of these financial statements.


                     McCarthy Grenache, Inc.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS

                                    Jan. 1,      Jan. 1,         From
                                    2000 to      1999 to      Inception,
                                   Sept. 30,    Sept. 30,   Dec. 19, 1997
                                      2000         1999      to Sept. 30,
                                                                 2000

CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss                            (23,500)        (1,352)       (37,027)
Non-cash items included in net           -0-            -0-            -0-
loss
Adjustments to reconcile net
loss to cash used by
operating activity                     5,500            -0-          5,900
    Accounts payable

NET CASH PROVIDED BY
OPERATING ACTIVITIES                (18,000)        (1,352)       (31,127)

CASH FLOWS USED BY
INVESTING ACTIVITIES                     -0-            -0-            -0-

NET CASH USED BY
INVESTING ACTIVITIES                     -0-            -0-            -0-

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock                   -0-             80          5,122
  Paid-in capital                        -0-         19,920         29,820
  Less offering costs                    -0-            -0-        (3,000)

NET CASH PROVIDED BY
FINANCING ACTIVITIES                     -0-            -0-         31,942

NET INCREASE IN CASH                (18,000)         18,648     $      815

CASH AT BEGINNING OF PERIOD           18,815          1,417

CASH AT END OF PERIOD                    815         20,065

 The accompanying notes are an integral part of these financial statements.



McCarthy Grenache, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

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

McCarthy Grenache, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
(continued)

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



                           Date: December 20, 2000