Form 10QSB
period 2001-09-30
MCCARTHY GRENACHE INC
filed 2004-02-03
CIK 1098811

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

                For the quarterly period ended September 31, 2001
                         Commission File No. 000- 28095

                             MCCARTHY GRENACHE, INC.

             (Exact name of registrant as specified in its charter)



                               Nevada 88-0412635
          (State of organization) (I.R.S. Employer Identification No.)

                 3651 Lindell Road, Suite A, Las Vegas, NV 89103
                    (Address of principal executive offices)

      Registrant's telephone number, including area code (323) 822-1750/80

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 5,122,000 shares of common stock outstanding as of September 30, 2001.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the period ending September 31, 2001.
David E. Coffey 6767 W. Tropicana Rd., Suite 216, Las Vegas, Nevada 89103
________________________________________________________________________________
Certified Public Accountant Phone (702) 871-3979 FAX (702) 871-6769



INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of McCarthy Grenache, Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheets of McCarthy Grenache, Inc. (a development stage company) as of September 30, 2001 and September 30, 2000 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 19, 1997 (date of inception) to September 30, 2001. These financial statements are the responsibility of McCarthy Grenache, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance that about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evalluating the overall financial statement presentation. I believe that my audits
provide a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of McCarthy Grenache, Inc. as of September 30, 2001 and September 30, 2000 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


David E. Coffey, C. P. A.
Las Vegas, Nevada
November 21, 2003

                            McCARTHY GRENACHE, INC.
                        ( A DEVELOPMENT STAGE COMPANY )
                                 BALANCE SHEETS

                                                      September 30,            September 30,
                                                            2001                       2000
                                                      ------------------       ------------------
ASSETS

Cash                                               $                0       $               815
                                                      ------------------       ------------------
     Total Assets                                  $                0       $               815
                                                      ===========              ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                   $              125       $             5,900
                                                      ------------------       ------------------
     Total Liabilities                                            125                     5,900

Stockholders' Equity
          Common stock, authorized 25,000,000
          shares at $.001 par value, issued and
          oustanding 5,139,000 shares and
          5,122,000 shares, respectively                        5,139                     5,122
          Additional paid-in capital                           38,403                    26,820
          Deficit accumulated during the
          development stage                                   (43,667)                  (37,027)
                                                      ------------------       ------------------
              Total Stockholders' Equity                         (125)                   (5,085)


     Total Liabilities and Stockholders' Equity    $                0       $               815
                                                      ===========              ===========

The accompanying notes are an integral part of these financial statements.

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )


                                          Nine month period ending September 30,         From Inception,
                                                    2001                   2000          Dec. 19, 1997, to
                                                                                         Sept. 30, 2001
                                          ---------------------- ----------------------  ----------------------
Income                                  $                   0 $                    0 $                     0

Expenses
     Organizational expense                                 0                      0                     400
     Rent                                                   0                      0                   5,600
     Professional fees                                  3,200                  5,000                  11,450
     Loss on investment in subsidiary                       0                      0                   4,942
     Consulting                                             0                 18,000                  18,000
     Fees and licenses                                    625                    500                   1,125
     Office expenses                                      815                      0                   2,150
                                          ---------------------- ----------------------  ----------------------
Total expenses                                          4,640                 23,500                  43,667

Net loss                                               (4,640)               (23,500)$               (43,667)
                                                                                         =============
Retained earnings,
beginning of period                                   (39,027)               (13,527)
                                          ---------------------- ----------------------
Deficit accumulated during
the development stage                   $             (43,667)$              (37,027)
                                          =============          =============


Earnings ( loss ) per share
     assuming dilution:
Net loss                                $                0.00 $                 0.00 $                 (0.01)
                                          =============          =============           =============
Weighted average shares
outstanding                                         5,131,444              5,122,000               5,084,717
                                          =============          =============           =============



The accompanying notes are an integral part of these financial statements.

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 19, 1997,  ( Date of Inception ) TO SEPTEMBER 30, 2001

                                                       Common Stock           Additional     Deficit accumul-      Total
                                               Shares          Amount         Paid-in        ated during devel-
                                                                              Capital        opment stage
                                               --------------  -------------- --------------  -----------------------------------
                                                            $              $              $                      $
Beginning balance, December 19, 1997                   ----            ----           ----                 ----            ----

Issuance of common stock for cash
December 24, 1997                                    40,000             40          3,960                      0          4,000
Exchange of stock  (Page 6, Note D )
December 26, 1997                                 4,942,000          4,942              0                      0          4,942
Less net loss                                             0              0              0                 (4,942)        (4,942)
                                                -------------  -------------  -------------   ----------------------------------
Balance, December 31, 1997                        4,982,000          4,982          3,960                 (4,942)         4,000

Issuance of common stock for cash
February, 1998                                       60,000             60          5,940                      0          6,000
Less offering costs                                       0              0         (3,000)                     0         (3,000)
Less net loss                                             0              0              0                 (5,983)        (5,983)
                                                -------------  -------------  -------------   ----------------------------------
Balance, December 31, 1998                        5,042,000          5,042          6,900                (10,925)         1,017

Issuance of common stock for cash
September 30, 1999                                   80,000             80         19,920                      0         20,000
Less net loss                                             0              0              0                 (2,602)        (2,602)
                                                -------------  -------------  -------------   ----------------------------------
Balance, December 31, 1999                        5,122,000          5,122         26,820                (13,527)        18,415

Less net loss                                             0              0              0                (25,500)       (25,500)
                                                -------------  -------------  -------------   ----------------------------------
Balance, December 31, 2000                        5,122,000          5,122         26,820                (39,027)        (7,085)

Forgiveness of debt, March 2001                           0              0          4,500                      0          4,500
Issuance of common stock to pay debt,
May 7, 2001                                          17,000             17          3,383                      0          3,400
Forgiveness of debt, September, 2001                      0              0          3,700                      0          3,700
Less net loss                                             0              0              0                 (4,640)        (4,640)
                                                -------------  -------------  -------------   ----------------------------------
Balance, September 30, 2001                       5,139,000 $        5,139 $       38,403 $              (43,667)$         (125)
                                               ========          =======       =======        ============           =======


The accompanying notes are an integral part of these financial statements.

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

                                             Nine month period ending September 30,          From Inception,
                                                       2001                    2000          Dec. 19, 1997, to
                                                                                             Sept. 30, 2001
                                             ----------------------- ----------------------- --------------------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                                  $                (4,640)$              (23,500)$                  (43,667)
Non-cash items included in net loss                             0                      0                          0
Adjustments to reconcile net loss to
   cash used by operating activity
     Accounts payable                                      (3,275)                 5,500                        125
                                                      ---------------         ---------------         ------------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                             (7,915)               (18,000)                   (43,542)

CASH FLOWS USED BY
INVESTING ACTIVITIES                                            0                      0                          0
                                                      ---------------         ---------------         ------------------
          NET CASH USED BY
          INVESTING ACTIVITIES                                  0                      0                          0

CASH FLOWS FROM FINANCING
ACTIVITIES
     Issuance of stock to pay debt                             17                      0                         17
     Debt retired in excess of par value                    3,383                      0                      3,383
     Sale of common stock                                       0                      0                      5,122
     Paid-in capital                                        3,700                      0                     38,020
     Less offering costs                                        0                      0                     (3,000)
                                                      ---------------         ---------------         ------------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                              7,100                      0                     43,542
                                                      ---------------         ---------------          -----------------
          NET INCREASE IN CASH                               (815)               (18,000)$                        0
                                                                                                     ===========
CASH AT BEGINNING OF PERIOD                                   815                 18,815
                                                      ---------------         ---------------
          CASH AT END OF PERIOD           $                     0 $                  815
                                                      =========               =========


The accompanying notes are an integral part of these financial statements.

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

NOTE A        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The Company was incorporated on December 19, 1997, under the laws of the State of Nevada. The business purpose of the Company is to produce medical equipment.

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

NOTE D        RELATED PARTY TRANSACTIONS - STOCK EXCHANGE

              In December of 1997, the Company was formed by Gregorian Surgical Instruments, Inc. with McCarthy Grenache, Inc. as a wholly-owned subsidiary. On December 26, 1997, the stock-holders of Gregorian Surgical Instruments, Inc. approved an exchange of all of the outstanding stock in Gregorian Surgical Instruments, Inc. for an equal number of shares of McCarthy Grenache, Inc. At the time of the exchange there were 4,942,000 Gregorian shares outstanding which resulted in the issuance of 4,942,000 shares of McCarthy Grenache, Inc. common stock at a par value of $.001 per share for a total of $4,942. The excess of par value over the value of assets acquired was $4,942. This transaction was accounted for as a reverse merger.

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
(continued)

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

     On May 7, 2001 the Company issued 17,000 shares of its common stock at $.20 per share to pay $3,400 of its accounts payable.

              All of the above shares were issued pursuant to an exemption from registration requirements under Section 4 (2) of the Securities Act.

NOTE F        DEBT FORGIVEN BY CREDITORS

     In March of 2001, the Company received forgiveness of debt totaling $4,500. In September, 2001, the Company received forgiveness of debt totaling $3,700. The debt forgiven was recorded as an increase in paid-in capital.

NOTE G        GOING CONCERN

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated revenues from its planned principal operations through September 30, 2001. Without realization of additional capital it would be unlikely for the Company to continue as a going concern.

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

                                Plan of Operation

As of December 31, 2003, the Company had entered into an agreement and plan of reorganization and merger with Bonanza Realty, LCC that will involve an abandonment of the Company's business plan. Accordingly this Form 10QSB discusses the Company's business plan as of the time of the reporting period involved on this form. Until December 31, 2003, the Company was engaged in the development of a principally wholesale medical supplies, surgical instruments, and equipment supply service. The Company's products are intended to be: bathroom safety bars for the infirm, canes, colostomy supplies, crutches, gloves, stethoscopes, nebulizers, oxygen supplies, walkers, wheel chairs, and wheelchair van modification kits for the disabled. The Company's products will be marketed to the aged and the infirm. Management of the Company believes there is a demand for these products due to the rapid increase in the age of the population in the US due to better medical care and the baby boom population reaching retirement age. Management further believes that the rapid expansion of the Las Vegas area will create a shortage of the types of products the Company intends to market.

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

                                    Employees

The Company has had two part time employees, neither of whom have entered into an employment arrangement with the Company. The Company's president, Sean McCarthy, works full-time for the Company. The Company has no collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

Other than the development of its website, the Company has no intellectual property rights.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities took place during the period covered by this report. At the end of the quarter being reported there were 5,122,000 shares of common stock issued and outstanding.

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

Reports on Form 8-K: None
                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             McCarthy-Grenache, Inc.





Dated:  January 26, 2004                    By:/s/ Moshe Schnapp
      ------------------------------           -----------------
                                           Moshe Schnapp, President and Director

                                 Certifications

I, Moshe Schnapp certify that:

1. I have reviewed this quarterly report on Form 10-QSB of McCarthy Grenache, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

c. Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: January 26, 2004

 /s/ Moshe Schnapp
Moshe Schnapp, President,
CEO, CFO, and Director

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Mosche Schnapp, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that the Quarterly Report on Form 10QSB of Rocky Point Pharmaceuticals, Inc. for the quarterly period ending March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10QSB fairly presents in all material respects the financial condition and results of operations of Rocky Point Pharmaceuticals, Inc.





                                       By:

Date: January 26, 2004                /s/ Moshe Schnapp
     ----------------------           --------------------------
                                      Moshe Schnapp
                                      Chief Financial Officer