Form 10KSB
period 2001-12-31
MCCARTHY GRENACHE INC
filed 2004-02-04
CIK 1098811

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001
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

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

Issuer's Revenue during the year ended December 31, 2001: $0

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the fourth quarter of the Company's fiscal year ending December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is not currently quoted on the over- the-counter. There is no market for the Company's stock at the present time.

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

In September 2001, the Company issued 80,000 shares of Common Stock for cash proceeds of $20,000 in a private transaction, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This registration statement contains statements that are forward- looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

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

ITEM 7. FINANCIAL STATEMENTS.

                                 INDEPENDENT AUDITOR'S REPORT


              To the Board of Directors and Stockholders of McCarthy Grenache, Inc.
              Las Vegas, Nevada

          I have audited the accompanying balance sheets of McCarthy Grenache, Inc. (a development stage company) as of December 31, 2001 and December 31, 2000 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 19, 1997 (date of inception) to December 31, 2001. These financial statements are the responsibility of McCarthy Grenache, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

          In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of McCarthy Grenache, Inc. as of December 31, 2001 and December 31, 2000 and the results of operations, cash flows, and changes in stockholders' equity for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

          The accompanying statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

              /s/ David E. Coffey
              David E. Coffey, C. P. A.
              Las Vegas, Nevada
              November 21, 2003

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

                                                      December 31,             December 31,
                                                            2001                       2000
                                                      ------------------       ------------------
ASSETS

Cash                                               $                0       $               815
                                                      ------------------       ------------------
     Total Assets                                  $                0       $               815
                                                      ===========              ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                   $              125       $             7,900
                                                      ------------------       ------------------
     Total Liabilities                                            125                     7,900

Stockholders' Equity
          Common stock, authorized 25,000,000
          shares at $.001 par value, issued and
          oustanding 5,139,000 shares and
          5,122,000 shares, respectively                        5,139                     5,122
          Additional paid-in capital                           38,403                    26,820
          Deficit accumulated during the
          development stage                                   (43,667)                  (39,027)
                                                      ------------------       ------------------
              Total Stockholders' Equity                         (125)                   (7,085)


     Total Liabilities and Stockholders' Equity    $                0       $               815
                                                      ===========              ===========


The accompanying notes are an integral part of these financial statements.

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )


                                          Year ending December 31,                       From Inception,
                                                    2001                   2000          Dec. 19, 1997, to
                                                                                         Dec. 31, 2001
                                          ---------------------- ----------------------  ----------------------
Income                                  $                   0 $                    0 $                     0

Expenses
     Organizational expense                                 0                      0                     400
     Rent                                                   0                      0                   5,600
     Professional fees                                  3,200                  7,000                  11,450
     Loss on investment in subsidiary                       0                      0                   4,942
     Consulting                                             0                 18,000                  18,000
     Fees and licenses                                    625                    500                   1,125
     Office expenses                                      815                      0                   2,150
                                          ---------------------- ----------------------  ----------------------
Total expenses                                          4,640                 25,500                  43,667

Net loss                                               (4,640)               (25,500)$               (43,667)
                                                                                         =============
Retained earnings,
beginning of period                                   (39,027)               (13,527)
                                          ---------------------- ----------------------
Deficit accumulated during
the development stage                   $             (43,667)$              (39,027)
                                          =============          =============


Earnings ( loss ) per share
     assuming dilution:
Net loss                                $                0.00 $                 0.00 $                 (0.01)
                                          =============          =============           =============
Weighted average shares
outstanding                                         5,133,333              5,122,000               5,088,041
                                          =============          =============           =============


The accompanying notes are an integral part of these financial statements.
McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 19, 1997,  ( Date of Inception ) TO DECEMBER 31, 2001

                                                       Common Stock           Additional     Deficit accumul-      Total
                                               Shares          Amount         Paid-in        ated during devel-
                                                                              Capital        opment stage
                                               --------------  -------------- --------------  -----------------------------------
                                                            $              $              $                      $
Beginning balance, December 19, 1997                   ----            ----           ----                 ----            ----

Issuance of common stock for cash
December 24, 1997                                    40,000             40          3,960                      0          4,000
Exchange of stock  (Page 6, Note D )
December 26, 1997                                 4,942,000          4,942              0                      0          4,942
Less net loss                                             0              0              0                 (4,942)        (4,942)
                                                -------------  -------------  -------------   ----------------------------------
Balance, December 31, 1997                        4,982,000          4,982          3,960                 (4,942)         4,000

Issuance of common stock for cash
February, 1998                                       60,000             60          5,940                      0          6,000
Less offering costs                                       0              0         (3,000)                     0         (3,000)
Less net loss                                             0              0              0                 (5,983)        (5,983)
                                                -------------  -------------  -------------   ----------------------------------
Balance, December 31, 1998                        5,042,000          5,042          6,900                (10,925)         1,017

Issuance of common stock for cash
September 30, 1999                                   80,000             80         19,920                      0         20,000
Less net loss                                             0              0              0                 (2,602)        (2,602)
                                                -------------  -------------  -------------   ----------------------------------
Balance, December 31, 1999                        5,122,000          5,122         26,820                (13,527)        18,415

Less net loss                                             0              0              0                (25,500)       (25,500)
                                                -------------  -------------  -------------   ----------------------------------
Balance, December 31, 2000                        5,122,000          5,122         26,820                (39,027)        (7,085)

Forgiveness of debt, March 2001                           0              0          4,500                      0          4,500
Issuance of common stock to pay debt,
May 7, 2001                                          17,000             17          3,383                      0          3,400
Forgiveness of debt, September, 2001                      0              0          3,700                      0          3,700
Less net loss                                             0              0              0                 (4,640)        (4,640)
                                                -------------  -------------  -------------   ----------------------------------
Balance, December 31, 2001                        5,139,000 $        5,139 $       38,403 $              (43,667)$         (125)
                                               ========          =======       =======        ============           =======


The accompanying notes are an integral part of these financial statements.

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

                                             Year ending December 31,                        From Inception,
                                                       2001                    2000          Dec. 19, 1997, to
                                                                                             Dec. 31, 2001
                                             ----------------------- ----------------------- --------------------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                                  $                (4,640)$              (25,500)$                  (43,667)
Non-cash items included in net loss                             0                      0                          0
Adjustments to reconcile net loss to
   cash used by operating activity
     Accounts payable                                      (3,275)                 7,500                        125
                                                      ---------------         ---------------         ------------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                             (7,915)               (18,000)                   (43,542)

CASH FLOWS USED BY
INVESTING ACTIVITIES                                            0                      0                          0
                                                      ---------------         ---------------         ------------------
          NET CASH USED BY
          INVESTING ACTIVITIES                                  0                      0                          0

CASH FLOWS FROM FINANCING
ACTIVITIES
     Issuance of stock to pay debt                             17                      0                         17
     Debt retired in excess of par value                    3,383                      0                      3,383
     Sale of common stock                                       0                      0                      5,122
     Paid-in capital                                        3,700                      0                     38,020
     Less offering costs                                        0                      0                     (3,000)
                                                      ---------------         ---------------         ------------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                              7,100                      0                     43,542
                                                      ---------------         ---------------          -----------------
          NET INCREASE IN CASH                               (815)               (18,000)$                        0
                                                                                                     ===========
CASH AT BEGINNING OF PERIOD                                   815                 18,815
                                                      ---------------         ---------------
          CASH AT END OF PERIOD           $                     0 $                  815
                                                      =========               =========

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000

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

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000
(continued)

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

ITEM 13. FINANCIAL STATEMENTS AND EXHIBITS.

EXHIBITS

3.1 The exhibits, consisting of the Company's Articles of Incorporation are attached to the Company's Amended Form 10- SB, filed on May 10, 2001. These exhibits are incorporated by reference to that Form.

3.2 The exhibits, consisting of the Company's Bylaws are attached to the Company's Amended Form 10-SB, filed on May 10, 2001. These exhibits are incorporated by reference to that Form.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated: January 26, 2004       MCCARTHY GRENACHE, INC.
                                   (Registrant)

                                        /s/ Moshe Schnapp
                                   By:------------------------------------------
                                        Moshe Schnapp
                                        President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/Moshe Schnapp                   Director and
---------------------     President and Chief Executive        January 26, 2004
   Moshe Schnapp       Officer (Principal Executive Officer)

s/Moshe Schnapp                    Director and                January 26, 2004
---------------------       Chief Financial Officer and
   Moshe Schnapp         Secretary (Principal Financial
                               and Accounting Officer)

CERTIFICATIONS

I, Moshe Schnapp, certify that:

1. I have reviewed this Annual Report on Form 10-KSB, for the year ended December 31, 2001, of McCarthy Grenache, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) * for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) *;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  January 26, 2004             /s/ Moshe Schnapp
                                   ---------------------------------------------
                                   Moshe Schnapp
                                   Chief Executive Officer

* Indicates material omitted in accordance with SEC Release Nos. 33-8238; 34-47986.

CERTIFICATIONS

I, Moshe Schnapp, certify that:

1. I have reviewed this Annual Report on Form 10-KSB, for the year ended December 31, 2001, of McCarthy Grenache, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) * for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) *;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  January 26, 2004             /s/ Moshe Schnapp
                                   ---------------------------------------------
                                   Moshe Schnapp
                                   Chief Financial Officer



* Indicates material omitted in accordance with SEC Release Nos. 33-8238; 34-47986.

In connection with the Annual Report on Form 10-KSB of Alloy Steel International, Inc. (the "Company") for the year ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Moshe Schnapp, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:  January 26, 2004             /s/ Moshe Schnapp
                                   ---------------------------------------------
                                   Moshe Schnapp
                                   Chief Executive Officer



In connection with the Annual Report on Form 10-KSB McCarthy Grenache, Inc. (the "Company") for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Moshe Schnapp, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:  January 26, 2004             /s/ Moshe Schnapp
                                   ---------------------------------------------
                                   Moshe Schnapp
                                   Chief Financial Officer