Form 10QSB
period 2002-06-30
MCCARTHY GRENACHE INC
filed 2004-02-04
CIK 1098811

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

                For the quarterly period ended June 30, 2002
                         Commission File No. 000- 28095

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

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 5,122,000 shares of common stock outstanding as of June 30, 2002.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the period ending June 30, 2002.
                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of McCarthy Grenache, Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheets of McCarthy Grenache, Inc. (a development stage company) as of June 30, 2002 and June 30, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 19, 1997 (date of inception) to June 30, 2002. These financial statements are the responsibility of McCarthy Grenache, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of McCarthy Grenache, Inc. as of June 30, 2002 and June 30, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/David E. Coffey
David E. Coffey, C. P. A.
Las Vegas, Nevada
November 21, 2003

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

                                                      June 30,                 June 30,
                                                            2002                     2001
                                                      ------------------       ------------------
ASSETS

Cash                                               $                0       $               815
                                                      ------------------       ------------------
     Total Assets                                  $                0       $               815
                                                      ===========              ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                   $              125       $             3,825
                                                      ------------------       ------------------
     Total Liabilities                                            125                     3,825

Stockholders' Equity
          Common stock, authorized 25,000,000
          shares at $.001 par value, issued and
          oustanding 5,139,000 shares                           5,139                     5,139
          Additional paid-in capital                           38,403                    34,703
          Deficit accumulated during the
          development stage                                   (43,667)                  (42,852)
                                                      ------------------       ------------------
              Total Stockholders' Equity                         (125)                   (3,010)


     Total Liabilities and Stockholders' Equity    $                0       $               815
                                                      ===========              ===========










The accompanying notes are an integral part of these financial statements.

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )


                                          Six months ending June 30,                     From Inception,
                                                    2002                   2001          Dec. 19, 1997, to
                                                                                         June 30, 2002
                                          ---------------------- ----------------------  ----------------------
Income                                  $                   0 $                    0 $                     0

Expenses
     Organizational expense                                 0                      0                     400
     Rent                                                   0                      0                   5,600
     Professional fees                                      0                  3,200                  11,450
     Loss on investment in subsidiary                       0                      0                   4,942
     Consulting                                             0                      0                  18,000
     Fees and licenses                                      0                    625                   1,125
     Office expenses                                        0                      0                   2,150
                                          ---------------------- ----------------------  ----------------------
Total expenses                                              0                  3,825                  43,667

Net loss                                                    0                 (3,825)$               (43,667)
                                                                                         =============
Retained earnings,
beginning of period                                   (43,667)               (39,027)
                                          ---------------------- ----------------------
Deficit accumulated during
the development stage                   $             (43,667)$              (42,852)
                                          =============          =============


Earnings ( loss ) per share
     assuming dilution:
Net loss                                $                0.00 $                 0.00 $                 (0.01)
                                          =============          =============           =============
Weighted average shares
outstanding                                         5,139,000              5,127,667               5,093,600
                                          =============          =============           =============



The accompanying notes are an integral part of these financial statements.

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 19, 1997,  ( Date of Inception ) TO JUNE 30, 2002

                                                       Common Stock           Additional     Deficit accumul-      Total
                                               Shares          Amount         Paid-in        ated during devel-
                                                                              Capital        opment stage
                                               --------------  -------------- --------------  -----------------------------------
                                                            $              $              $                      $
Beginning balance, December 19, 1997                   ----            ----           ----                 ----            ----

Issuance of common stock for cash
December 24, 1997                                    40,000             40          3,960                      0          4,000
Exchange of stock  (Page 6, Note D )
December 26, 1997                                 4,942,000          4,942              0                      0          4,942
Less net loss                                             0              0              0                 (4,942)        (4,942)
                                                -------------  -------------  -------------   ----------------------------------
Balance, December 31, 1997                        4,982,000          4,982          3,960                 (4,942)         4,000

Issuance of common stock for cash
February, 1998                                       60,000             60          5,940                      0          6,000
Less offering costs                                       0              0         (3,000)                     0         (3,000)
Less net loss                                             0              0              0                 (5,983)        (5,983)
                                                -------------  -------------  -------------   ----------------------------------
Balance, December 31, 1998                        5,042,000          5,042          6,900                (10,925)         1,017

Issuance of common stock for cash
September 30, 1999                                   80,000             80         19,920                      0         20,000
Less net loss                                             0              0              0                 (2,602)        (2,602)
                                                -------------  -------------  -------------   ----------------------------------
Balance, December 31, 1999                        5,122,000          5,122         26,820                (13,527)        18,415

Less net loss                                             0              0              0                (25,500)       (25,500)
                                                -------------  -------------  -------------   ----------------------------------
Balance, December 31, 2000                        5,122,000          5,122         26,820                (39,027)        (7,085)

Forgiveness of debt, March 2001                           0              0          4,500                      0          4,500
Issuance of common stock to pay debt,
May 7, 2001                                          17,000             17          3,383                      0          3,400
Forgiveness of debt, September, 2001                      0              0          3,700                      0          3,700
Less net loss                                             0              0              0                 (4,640)        (4,640)
                                                -------------  -------------  -------------   ----------------------------------
Balance, December 31, 2001                        5,139,000          5,139         38,403                (43,667)          (125)

Less net loss                                             0              0              0                      0              0
                                                -------------  -------------  -------------   ----------------------------------
Balance, June 30, 2002                            5,139,000 $        5,139 $       38,403 $              (43,667)$         (125)
                                               ========          =======       =======        ============           =======

The accompanying notes are an integral part of these financial statements.

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

                                             Six months ending June 30,                      From Inception,
                                                       2002                    2001          Dec. 19, 1997, to
                                                                                             June 30, 2002
                                             ----------------------- ----------------------- --------------------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                                  $                     0 $               (3,825)$                  (43,667)
Non-cash items included in net loss                             0                      0                          0
Adjustments to reconcile net loss to
   cash used by operating activity
     Accounts payable                                           0                    425                        125
                                                      ---------------         ---------------         ------------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                                  0                 (3,400)                   (43,542)

CASH FLOWS USED BY
INVESTING ACTIVITIES                                            0                      0                          0
                                                      ---------------         ---------------         ------------------
          NET CASH USED BY
          INVESTING ACTIVITIES                                  0                      0                          0

CASH FLOWS FROM FINANCING
ACTIVITIES
     Issuance of stock to pay debt                              0                     17                         17
     Debt retired in excess of par value                        0                  3,383                      3,383
     Sale of common stock                                       0                      0                      5,122
     Paid-in capital                                            0                      0                     38,020
     Less offering costs                                        0                      0                     (3,000)
                                                      ---------------         ---------------         ------------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                                  0                  3,400                     43,542
                                                      ---------------         ---------------          -----------------
          NET INCREASE IN CASH                                  0                      0 $                        0
                                                                                                     ===========
CASH AT BEGINNING OF PERIOD                                     0                    815
                                                      ---------------         ---------------
          CASH AT END OF PERIOD           $                     0 $                  815
                                                      =========               =========

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2002 AND JUNE 30, 2001

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


                                      - 6 -


McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2002 AND JUNE 30, 2001
(continued)

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


The accompanying notes are an integral part of these financial statements.

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