Form 10QSB
period 2003-09-30
MCCARTHY GRENACHE INC
filed 2004-02-04
CIK 1098811

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

                For the quarterly period ended September 30, 2003
                         Commission File No. 000- 28095

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

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 5,122,000 shares of common stock outstanding as of September 30, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the period ending September 30, 2003.

                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of McCarthy Grenache, Inc.
Las Vegas, Nevada

          I have audited the accompanying balance sheets of McCarthy Grenache, Inc. (a development stage company) as of September 30, 2003 and September 30, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 19, 1997 (date of inception) to September 30, 2003. These financial statements are the responsibility of McCarthy Grenache, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

          In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of McCarthy Grenache, Inc. as of September 30, 2003 and September 30, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                                                      September 30,            September 30,
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

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )


                                          Nine months ending September 30,               From Inception,
                                                    2003                   2002          Dec. 19, 1997, to
                                                                                         Sept. 30, 2003
                                          ---------------------- ----------------------  ----------------------
Income                                  $                   0 $                    0 $                     0

Expenses
     Organizational expense                                 0                      0                     400
     Rent                                                   0                      0                   5,600
     Professional fees                                      0                      0                  11,450
     Loss on investment in subsidiary                       0                      0                   4,942
     Consulting                                             0                      0                  18,000
     Fees and licenses                                      0                      0                   1,125
     Office expenses                                        0                      0                   2,150
                                          ---------------------- ----------------------  ----------------------
Total expenses                                              0                      0                  43,667

Net loss                                                    0                      0 $               (43,667)
                                                                                         =============
Retained earnings,
beginning of period                                   (43,667)               (43,667)
                                          ---------------------- ----------------------
Deficit accumulated during
the development stage                   $             (43,667)$              (43,667)
                                          =============          =============


Earnings ( loss ) per share
     assuming dilution:
Net loss                                $                0.00 $                 0.00 $                 (0.01)
                                          =============          =============           =============
Weighted average shares
outstanding                                         5,139,000              5,139,000               5,103,329
                                          =============          =============           =============



The accompanying notes are an integral part of these financial statements.

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 19, 1997,  ( Date of Inception ) TO SEPTEMBER 30, 2003

                                                      Common Stock           Additional     Deficit accumul-      Total
                                              Shares          Amount         Paid-in        ated during devel-
                                                                             Capital        opment stage
                                              --------------  -------------- --------------  -----------------------------------
                                                           $              $              $                     $
Beginning balance, December 19, 1997                  ----            ----           ----                 ----            ----

Issuance of common stock for cash
December 24, 1997                                   40,000             40          3,960                     0          4,000
Exchange of stock  (Page 6, Note D )
December 26, 1997                                4,942,000          4,942              0                     0          4,942
Less net loss                                            0              0              0                (4,942)        (4,942)
                                               -------------  -------------  -------------   ----------------------------------
Balance, December 31, 1997                       4,982,000          4,982          3,960                (4,942)         4,000

Issuance of common stock for cash
February, 1998                                      60,000             60          5,940                     0          6,000
Less offering costs                                      0              0         (3,000)                    0         (3,000)
Less net loss                                            0              0              0                (5,983)        (5,983)
                                               -------------  -------------  -------------   ----------------------------------
Balance, December 31, 1998                       5,042,000          5,042          6,900               (10,925)         1,017

Issuance of common stock for cash
September 30, 1999                                  80,000             80         19,920                     0         20,000
Less net loss                                            0              0              0                (2,602)        (2,602)
                                               -------------  -------------  -------------   ----------------------------------
Balance, December 31, 1999                       5,122,000          5,122         26,820               (13,527)        18,415

Less net loss                                            0              0              0               (25,500)       (25,500)
                                               -------------  -------------  -------------   ----------------------------------
Balance, December 31, 2000                       5,122,000          5,122         26,820               (39,027)        (7,085)

Forgiveness of debt, March 2001                          0              0          4,500                     0          4,500
Issuance of common stock to pay debt,
May 7, 2001                                         17,000             17          3,383                     0          3,400
Forgiveness of debt, September, 2001                     0              0          3,700                     0          3,700
Less net loss                                            0              0              0                (4,640)        (4,640)
                                               -------------  -------------  -------------   ----------------------------------
Balance, December 31, 2001                       5,139,000          5,139         38,403               (43,667)          (125)

Less net loss                                            0              0              0                     0              0
                                               -------------  -------------  -------------   ----------------------------------
Balance, December 31, 2002                       5,139,000          5,139         38,403               (43,667)          (125)

Less net loss                                            0              0              0                     0              0
                                               -------------  -------------  -------------   ----------------------------------
Balance, September 30, 2003                      5,139,000 $        5,139 $       38,403 $             (43,667)$         (125)
                                              ========          =======       =======        ============           =======

The accompanying notes are an integral part of these financial statements.

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

                                             Nine months ending September 30,                From Inception,
                                                       2003                    2002          Dec. 19, 1997, to
                                                                                             Sept. 30, 2003
                                             ----------------------- ----------------------- --------------------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                                  $                     0 $                    0 $                  (43,667)
Non-cash items included in net loss                             0                      0                          0
Adjustments to reconcile net loss to
   cash used by operating activity
     Accounts payable                                           0                      0                        125
                                                      ---------------         ---------------         ------------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                                  0                      0                    (43,542)

CASH FLOWS USED BY
INVESTING ACTIVITIES                                            0                      0                          0
                                                      ---------------         ---------------         ------------------
          NET CASH USED BY
          INVESTING ACTIVITIES                                  0                      0                          0

CASH FLOWS FROM FINANCING
ACTIVITIES
     Issuance of stock to pay debt                              0                      0                         17
     Debt retired in excess of par value                        0                      0                      3,383
     Sale of common stock                                       0                      0                      5,122
     Paid-in capital                                            0                      0                     38,020
     Less offering costs                                        0                      0                     (3,000)
                                                      ---------------         ---------------         ------------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                                  0                      0                     43,542
                                                      ---------------         ---------------          -----------------
          NET INCREASE IN CASH                                  0                      0 $                        0
                                                                                                     ===========
CASH AT BEGINNING OF PERIOD                                     0                      0
                                                      ---------------         ---------------
          CASH AT END OF PERIOD           $                     0 $                    0
                                                      =========               =========


The accompanying notes are an integral part of these financial statements.

McCARTHY GRENACHE, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

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

Date: January 26, 2004

 /s/ Moshe Schnapp
Moshe Schnapp, President,
CEO, CFO, and Director

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Mosche Schnapp, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that the Quarterly Report on Form 10QSB of Rocky Point Pharmaceuticals, Inc. for the quarterly period ending September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10QSB fairly presents in all material respects the financial condition and results of operations of Rocky Point Pharmaceuticals, Inc.





                                       By:

Date: January 26, 2004                /s/ Moshe Schnapp
     ----------------------           --------------------------
                                      Moshe Schnapp
                                      Chief Financial Officer