Form 10KSB
period 2003-12-31
MCCARTHY GRENACHE INC
filed 2004-03-30
CIK 1098811

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2003

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                        For the transition period from To


                        Commission file number 000-28095

                             MCCARTHY GRENACHE, INC.
                 (Name of small business issuer in its charter)

            Nevada                                                88-0412635
-------------------------------                             --------------------
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                Identification No.)

            1516 E. Tropicana Ave. Suite 195, Las Vegas, Nevada 89119
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


Issuer's telephone number                      (702) 597-9447/2786
                                              --------------------

Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                                          Common Stock, $0.001 Par Value
                                                 (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year. $ 9,000

         As of March 16, 2004, there were 15,739,000 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was N/A. There has been no trading market for the common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):

The Company's Form 10-SB/A, filed on February 29, 2000, and the exhibits attached thereto, are incorporated by reference.

         Transitional Small Business Disclosure Format (check one): Yes ; NO X

                                TABLE OF CONTENTS

Item Number and Caption                                                                                           Page

PART I

Item 1.           Description of Business.........................................................................4

Item 2.           Description of Property.........................................................................6

Item 3.           Legal Proceedings...............................................................................7

Item 4.           Submission of Matters to a Vote of Security Holders.............................................7


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters........................................7

Item 6.           Management's Discussion and Analysis or Plan of Operations......................................8

Item 7.           Financial Statements...........................................................................11

Item 8.           Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure...........................................................................12

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................12

Item 10.          Executive Compensation.........................................................................14

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................14

Item 12.          Certain Relationships and Related Transactions.................................................15

Item 13.          Exhibits and Reports on Form 8-K...............................................................15

Item 14           Controls and Procedures........................................................................16

Item 15.          Principal Accountant Fees and Services.........................................................16

                                     PART I

                         ITEM 1 DESCRIPTION OF BUSINESS


General

         On December 31, 2003, the Company entered into an agreement and plan of reorganization with Bonanza Realty, LLC that involved the abandonment of the Company's previous business plan.

         The Company's current principal business activity is an investment in approximately 2.7 acres of land for the purpose of selling or developing a senior citizen residential project, which is proposed to include about three hundred and twenty six units of senior citizen assisted living apartments, and approximately 20,000 square feet of commercial space in Las Vegas, Nevada.

History

         McCarthy Grenache, Inc., (the "Issuer" or "Company") was incorporated under the laws of the State of Nevada on December 19, 1997. The Company was formed by Gregorian Surgical Instruments, Inc. ("Gregorian"). Gregorian, a corporation formed under the laws of the Province of British Columbia, Canada in November of 1997 was the predecessor parent company. On December 26, 1997, the stockholders of Gregorian approved an exchange of all of the outstanding stock in Gregorian for an equal number of shares of McCarthy Grenache, Inc. At the time of the exchange there were 4,942,000 Gregorian shares outstanding which resulted in the issuance of 4,942,000 shares of McCarthy Grenache, Inc. common stock at a par value of $.001 per share for a total of $4,942. On December 31, 2003, the Company entered into an agreement and plan of reorganization with Bonanza Realty, LLC. The Company issued 5,300,000 shares in exchange for 100% ownership of Bonanza. Both of these transactions were accounted for as a reverse merger.

         The Company's authorized capital stock is 25,000,000 shares of common stock, par value $0.001 per share.

         The executive offices of the Company are located at 1516 E. Tropicana Ave Suite 195, Las Vegas, Nevada 89119. Its telephone number is (702) 597-9447/2786 Fax (702) 597-9689

Competition

         The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive real estate development opportunities.

OPERATING LOSSES

         The Company has incurred net operating losses of approximately $16,000 for the fiscal year ended December 31, 2003. Such operating losses reflect developmental and other start-up activities. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

         Revenues are not yet sufficient to support the Company's operating expenses. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

GOVERNMENT REGULATION

         The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

RISK OF LOW-PRICED STOCKS

         Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving "a penny stock."

         Currently, the Company's Common Stock is considered a penny stock for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Company's Common Stock in the secondary market. In addition, the market liquidity for the Company's securities may be severely adversely affected, with concomitant adverse effects on the price of the Company's securities.

         Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or "accredited investor"
(generally, an individual with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the "SEC") relating to the penny stock market, unless the broker or dealer or the transaction is otherwise exempt. A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

EMPLOYEES

         The Company's only employee at the present time is its sole officer, who will devote as much time as he determines is necessary to carry out the affairs of the Company.


                         ITEM 2 DESCRIPTION OF PROPERTY


         The Company through its wholly owned subsidiary owns approximately 2.7 acres of land on which the Company proposes to sell or develop a senior citizen residential project, which will include about three hundred and twenty six units of senior citizen apartments, and approximately 20,000 square feet of commercial space located at 634 North Main Street, Las Vegas, Nevada. The property was purchased for $902,020 and contains a small warehouse that is being rented on a month to month bases for $750 per month. The property is subject to a first mortgage with monthly payment of $4,000 due September 1, 2006 at 5.75% and additional encumbrances to secure other debt.

         In the opinion of management, all properties owned by the Company are adequately insured.


                            ITEM 3 LEGAL PROCEEDINGS


         The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.


                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         No matters were subject to a vote of security holders during the year December 31, 2003.

                                     PART II

                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         The   Company's   common   stock  is  not   currently   quoted  on  the
over-the-counter. There is no market for the Company's stock at the present time.

         The Company's common stock is considered a "penny stock" under the Commission rules. It is the intention of the Company to create a market of its shares via the Bulletin Board.

DIVIDENDS

         The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

         The number of shareholders of record of the Company's Common Stock as of March 16, 2004 was approximately 54.


RECENT SALES OF UNREGISTERED SECURITIES

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

         In December 2003, the Company issued 5,300,000 shares of Common Stock for cash proceeds of $53,000 in a private transaction, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

         In December 2003, the Company issued 5,300,000 shares of Common Stock in connection with the reorganization and exchange of shares only with the equity members of Bonanza Realty, LLC, recorded as a reverse merger with the Company, with no cash or other consideration, resulting in Bonanza Realty becoming a wholly owned subsidiary. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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


                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS


FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-KSB, the words anticipated, estimate, expect, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

General

         The  following   discusses  the  financial   position  and  results  of
operations of the Company.

         The Company rents warehouse space on the property that will eventually be torn down to make room for the proposed Senior Citizen Center.

Results of  Operations  - The  following  table set forth,  for the years  ended
December 31, 2003 and 2002, certain items from the Company's Condensed Statements of Operations expressed as a percentage of net sales.

                                                     2003                2002
                                               -----------------  ------------------

Rental Income, Net                                           100.0%              100.0%
Cost of Rental Sales                                          64.7%               71.0%
                                               -----------------  ------------------

Gross Margin                                                  35.3%               29.0%

Operating Expenses                                           199.6%              111.3%
                                               -----------------  ------------------

Operating Income (Loss)                                     (164.3)%             (82.3)%

Other Income (Expense), Net                                  (19.4)%             (15.6)%
                                               -----------------  ------------------

Net Income (Loss)                                           (183.7)%             (97.9)%
                                               =================  ==================

Net Rental Income

         Net rental income for Fiscal 2003 compared to Fiscal 2002 was identical. The rent is on a month to month basis.

Cost of Rental Income

         Cost of rental income for Fiscal 2003 decreased approximately $570 or 9.03% compared to Fiscal 2002. As a percentage of rental income, cost of rental income decreased 6.3% from 71.0% to 64.7%. This decrease in cost of rental income was primarily due to renter paying all of the utilities in 2003 as compared to 2002.

Operating Expenses

         Operating expenses during Fiscal 2003 increased approximately $7,900 or 79.0% compared to Fiscal 2002 from $10,000 to $17,900. As a percentage of rental income, operating expenses increased 88.3% from 111.3% to 199.6%. This increase in operating expenses is attributable to increased legal and accounting expenses.

Liquidity and Capital Resources

         The Company requires working capital to fund its current operations. Generally the Company has adequate funds for its activities. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing. On February 24, 2004 the Company entered into a letter of intent for the sale of real property located at 634 North Main Street,

Las Vegas, Nevada for $3,000,000 in cash by a third party. The letter provides that within 5 business days after the execution of a written purchase agreement the buyer will deposit a $100,000 deposit that is refundable in the buyer's sole discretion if the buyer is not satisfied with the results of its investigation of the property as set forth in the letter of intent. In addition, the Company is also required to apply to the City of Las Vegas for a 180 day extension of a special use permit currently expiring on November 1, 2004. The Company is also required to continue with efforts to acquire FHA 221(d)(4) financing of the property in the amount of $24,000,000. The buyer has also agreed to cooperate with the Company to accomplish a 1031 exchange. On March 9, 2004 the Company entered into a soft engagement letter with a lender to provide approximately $27,000,000 as a construction loan for the Las Vegas project. There can be no assurance that the Company will be able to obtain such financing.

         The Company generates and uses cash flows through three activities: operating, investing, and financing. During 2003, operating activities used cash of approximately $14,000 as compared to net cash used of approximately $8,000 for 2002. Much of this decrease in attributable to the slowing economy.

         Cash flows used in investing activities is primarily due to the engineering and architectural planning for the Senior Center of approximately $234,000 in 2003 and $127,000 in 2002.

         Financing activities provided approximately $291,000 primarily from advances from a related party for 2003 and $136,000 for 2002

         Management believes that the Company's current cash and funds available will be sufficient to meet capital requirements and short term and long term working capital needs in the fiscal year ending December 31, 2003 and beyond, unless a significant acquisition or expansion is undertaken. The Company is constantly searching for potential acquisitions and/or expansion opportunities. However, there are no arrangements or ongoing negotiations for any acquisition or expansion. There are negotiations for new ventures in the regular course of business.

Inflation and Regulation

         The Company's operations have been, and in the near term are expected to be, materially affected by inflation or changing prices. The Company encounters competition from a variety of Companies in its markets. Many of these companies have long standing customer relationships and are well-staffed and well financed. The Company believes that competition in the its industries is based on customer satisfaction and production of quality products and services, although the ability, reputation and support of management is also significant. The Company does not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on its results of operations.

Factors That May Affect Future Results

         Management's Discussion and Analysis and other parts of this annual report contain information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially for the forward-looking statements as a result of various factors, including but not limited to the following:

Government Regulations - The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.


                           ITEM 7 FINANCIAL STATEMENTS


         The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.


              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.


                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


Executive Officers and Directors

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the

Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:

         Directors and Executive Officers.

         (1)                                       (2)                               (3)
NAME and AGE                                    POSITION                         TERM OF OFFICE

Haggai Ravid                     43         President & Director                Until next meeting


Haggai Ravid -  During the past 5 years, Mr. Ravid has served as an Officer and
                Director of Har Meron; 05PC; and Microbell Technologies In addition to Serving as an Officer and Director of the Company

Conflicts of Interest

         Certain conflicts of interest existed at December 31, 2003 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

         Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

Board Meetings and Committees

         The Directors will not receive remuneration from the Company until a subsequent offering has been successfully completed, or cash flow from operating permits, all in the discretion of the Board of Directors. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

Audit Committee Financial Expert

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any udit committee members who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts, " and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.


                         ITEM 10 EXECUTIVE COMPENSATION


         None of the executive officer's salary and bonus exceeded $100,000 during any of the Company's last two fiscal years.

         There has been no executive compensation in any form to date due to the lack of working capital in the company.

                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 15,739,000 shares of issued and outstanding Common Stock of the Company as of December 31, 2003 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

             (1)                                     (2)                                (3)                (4)
                                                   Name and                         Amount and
                                                  Address of                         Nature of
           Title of                               Beneficial                        Beneficial          Percent of
            Class                                   Owner                              Owner              Class
----------------------------------------------------------------------------------------------------------------------

Common Stock                    A S Holdings, LLC                                        5,300,000                  33.67%
                                10611/2Spaulding Avenue
                        West Hollywood, California 90046



Directors & Executives
                                Haggai Ravid, President & Director                       5,300,000*                 33.67%
                                10573 West Pico Blvd
                                Los Angeles, California 90064


Directors and executive                                                                  5,300,000                  33.67%
officers as a Group

* The stock is registered to GR Assets, LLC which is owned by Mr. Ravid.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         As of December 31, 2003 A S Holdings, LLC has advanced the Company $496,340, due on demand at 0% interest. There have been no other material transactions in the past two years or proposed transactions to which the Company has been or is proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved.

         The Company has no promoters other than its executive officers and directors.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


         (a) The following documents are filed as part of this report.

1. Financial Statements                                                    PAGE

Independent Auditor's Report                                                 F-1
Consolidated Balance Sheet, December 31, 2003                                F-2
Consolidated Statements of Operations,
  For the Years Ended December 31, 2003 and 2002                             F-3
Consolidated Statements of Changes in Stockholders' Equity,
  For the Years Ended December 31, 2003 and 2002                             F-4
Consolidated Statements of Cash Flows,
  For the Years Ended December 31, 2003 and 2002                             F-5
Notes to Consolidated Financial Statements                                   F-6

2.  Financial Statement Schedules
         The following financial statement schedules required by Regulation S-X are included herein.

         All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

         The following exhibits are included as part of this report:
Exhibit
Number            Exhibit

3        Articles of Incorporation and By-Laws. (1)

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

(1)  Incorporated by reference

4. Reports on Form 8-K

         On December 31, 2003 the Company  filed a report on Form 8-K  reporting
Item 2 Acquisition or Disposition of Assets.


                        ITEM 14. CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

         (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                 ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Co. for professional services rendered for the yerars ended December 31, 2003 and 2002:

                            Year Ending December 31,
                               ------------------------------------------
                                      2003                   2002
                               -------------------   --------------------

Audit Fees                     $      6,280                   -
Audit-Related Fees                      -                     -
Tax Fees                               200                    -
All Other Fees                          -                     -
                               -------------------   --------------------

Total Fees                     $      6,480                   -
                               ===================   ====================

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Co. In connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for ta compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee (Board of Directors), under the responsibilities and duties outlined in its charter, is to pre-approve all audit and non-audit services provided by the independent auditors. These services my include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre- approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

         The Audit Committee pre-approved 100% of the Company's 2003 audit fees and tax fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                             MCCARTHY GRENACHE, INC.

Dated: March 26, 2003                       By  /S/     Haggai Ravid
                                            ------------------------------------
                                            Haggai Ravid,
                                            C.E.O. and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of March 2003.

Signatures                                  Title

/S/     Haggai Ravid
Haggai Ravid                                C.E.O. and Director
                                           (Principal Executive Officer)
                                           (Principal Financial and Accounting
                                            Officer)

                             MCCARTHY GRENACHE, INC.


                                       -:-

                         INDEPENDENT ACCOUNTANTS' REPORT

                                DECEMBER 31, 2003

                                    CONTENTS

                                                                                                          Page

Independent Accountants' Report............................................................................F - 1

Consolidated Balance Sheet
  December 31, 2003........................................................................................F - 2

Consolidated Statements of Operations for the
  Years Ended December 31, 2003 and 2002...................................................................F - 3

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended December 31, 2003 and 2002...................................................................F - 4

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2003 and 2002...................................................................F - 5

Notes to Consolidated Financial Statements.................................................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


McCarthy Grenache, Inc.


         We have audited the accompanying consolidated balance sheet of McCarthy Grenache, Inc. as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McCarthy Grenache, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the two years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants


Salt Lake City, Utah
March 16, 2004

                             MCCARTHY GRENACHE, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                               December 31,
                                                                            ------------------
                                                                                   2003
                                                                            ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                   $           42,600
                                                                            ------------------

Fixed Assets:
Land                                                                                   893,020
Building and improvements                                                                9,000
Construction in progress                                                               362,180
                                                                            ------------------
                                                                                     1,264,200
Less Accumulated Depreciation                                                             (424)
                                                                            ------------------
      Total Fixed Assets                                                             1,263,776
                                                                            ------------------

     TOTAL ASSETS                                                           $        1,306,376
                                                                            ==================



LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts Payable                                                             $            2,119
Related Party Loans - Parent Company                                                    496,340
Current Portion Long-Term Debt                                                          755,386
                                                                             ------------------

     Total Current Liabilities                                                        1,253,845
                                                                             ------------------

Common Stock, Authorized 25,000,000 shares at $.001 par
   value, issued and outstanding 15,739,000 shares                                       15,739
Additional Paid-in Capital                                                               62,136
Retained Deficit                                                                        (25,344)
                                                                             ------------------

     Total Stockholders' Equity                                                          52,531
                                                                             ------------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                      $        1,306,376
                                                                             ==================





                See accompanying notes and accountants' report.

                             MCCARTHY GRENACHE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND CHANGES IN STOCKHOLDERS' EQUITY




                                                                                       For The Year Ended
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
REVENUES
   Rental Revenues                                                           $            9,000  $            9,000

   Rental Expenses                                                                        5,821               6,389
                                                                             ------------------  ------------------

     Income from Operations                                                               3,179               2,611

EXPENSES
   General & Administrative                                                              17,964              10,022

Other Income (Expense)
   Interest                                                                               1,743               1,405
                                                                             ------------------  ------------------

NET INCOME (LOSS)                                                            $          (16,528) $           (8,816)
                                                                             ==================  ==================


















                 See accompanying notes and accountants' report.

                             MCCARTHY GRENACHE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002






                                                     Common Stock             Paid-In        Retained
                                                 Shares        Par Value      Capital         Deficit
                                             --------------- -------------  ------------   -------------
Balance at January 1, 2002                         5,139,000 $       5,139  $     38,403   $            -

Net Loss                                                   -             -             -          (8,816)
                                             --------------- -------------  ------------   -------------

Balance at December 31, 2002                       5,139,000         5,139        38,403          (8,816)

December 1, 2003 Issuance of Stock
 for cash                                          5,300,000         5,300        47,700               -

December 31, 2003 Issuance of
  Stock in Reverse Merger                          5,300,000         5,300       (23,967)              -


Net Loss                                                   -             -             -         (16,528)
                                             --------------- -------------  ------------   -------------

Balance at December 31, 2003                      15,739,000 $      15,739  $     62,136   $     (25,344)
                                             =============== =============  ============   =============














                 See accompanying notes and accountants' report.

                             MCCARTHY GRENACHE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For The Year Ended
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net income (loss) for the period                                          $          (16,528) $           (8,816)
Adjustments to reconcile net loss to net cash provided by
operating activities
     Depreciation                                                                           224                 200
Changes in Operating Assets and Liabilities
     Increase in Accounts Payable                                                         1,994                   -
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating
     Activities                                                                         (14,310)             (8,616)
                                                                             ------------------  ------------------

Cash Flows from Investing Activities
   Purchase of Land and Building                                                              -                   -
   Land Development Costs                                                              (234,433)           (127,747)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Investing
     Activities                                                                        (234,433)           (127,747)
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Proceeds from Loans - Related Party                                                  242,769             140,542
   Sale of Common Stock                                                                  53,000                   -
   Principle Payments on Long-term Debt                                                  (4,426)             (4,179)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Financing
   Activities                                                                           291,343             136,363
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                              42,600                   -
Cash at beginning of period                                                                   -                   -
                                                                             ------------------  ------------------
Cash at End of Period                                                        $           42,600  $                -
                                                                             ==================  ==================

Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                           $           43,574  $           43,821
                                                                             ==================  ==================
   Income taxes paid during the period                                       $                -  $                -
                                                                             ==================  ==================

Supplemental  Disclosure  of Non-cash  Investing and  Financing  Activities:  On
   December 31, 2003 the Company issued 5,300,000 shares of common stock in exchange for a 100% ownership interest in Bonanza Realty, LLC.


                 See accompanying notes and accountants' report.

                             MCCARTHY GRENACHE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for McCarthy Grenache, Inc. and its 100% owned subsidiary, Bonanza Realty, LLC ( the "Company") is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization

         The Company was organized under the laws of the State of Nevada on December 19, 1997. The Company was formed by Gregorian Surgical Instruments, Inc. with McCarthy Grenache, Inc. as a wholly owned subsidiary. On December 26, 1997, the stockholders of Gregorian Surgical Instruments, Inc. approved an exchange of all of the outstanding stock in Gregorian Surgical Instruments, Inc. for an equal number of shares of McCarthy Grenache, Inc. At the time of the exchange there were 4,942,000 Gregorian shares outstanding. On December 31, 2003, the Company entered into an agreement and plan of reorganization with Bonanza Realty, LLC. The Company issued 5,300,000 shares in exchange for 100% ownership of Bonanza. Both of these transactions were accounted for as a reverse merger.

Nature of Business

         The Company's principal business activity is an investment in approximately 2.7 acres of land for the purpose of developing a senior citizen residential project, which is proposed to include about three hundred and twenty six units of senior citizen assisted living apartments, and approximately 20,000 square feet of commercial space in Las Vegas, Nevada. The Company's offices are located in the States of Nevada and California.

Principles of Consolidation

         The consolidated financial statements include the accounts of its wholly owned subsidiary, Bonanza Realty, LLC (a Nevada Limited Liability Company). All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

         On October 28, 2002 the Bonanza Realty, LLC ("LLC)" purchased approximately 2.7 acres of land from Bonanza Realty, Inc. ("Inc.") a Nevada corporation at the predecessor's cost basis. Inc. had some common ownership at the time of the purchase, however, management of LLC believes the purchase to be essentially equivalent to an arms length transaction. References to December 31, 2002 are from the operations of Bonanza Realty, Inc. the "predecessor business."

                             MCCARTHY GRENACHE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes

         As of December 31, 2003, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $16,000 that may be offset against future taxable income through 2017. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Types of amounts included in operating expenses

         Selling, general & administrative expenses include professional fees, travel & entertainment, bad debts, depreciation, telephone, insurance, office, and other general expenses.

Concentrations of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                             MCCARTHY GRENACHE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation

         Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of 10 to 39 years for buildings and building improvements.

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         The Company has adopted the Financial Accounting Standards Board SFAS No., 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

Revenue recognition

         Revenue is recognized from rental property as the lessee uses the property.

NOTE 2 - ECONOMIC DEPENDENCE

         The Company does not utilize any specialized raw materials and as such any and all materials are readily available. The Company is not aware of any problem that exist at present time or that is projected to occur within the near future that will materially affect the source and availability of raw materials, which would be required by the Company.

NOTE 3 - COMMITMENTS

         As of December 31, 2003 all activities of the Company have been conducted by officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                             MCCARTHY GRENACHE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 4 - LAND BUILDING AND IMPROVEMENTS

         The Company purchased eleven parcels of land and improvements for a total cost of $902,020 in October, 2002. During the period ended December 31, 2003, the Company incurred $234,433 in land improvement costs.

         The rental property and land under development are encumbered by notes secured by deeds of trust and assignment of rent associated with the property.

         The Company has only one tenant. The lease term expired on December 31, 2002 and has continued on a month to month basis since then.

         Land development costs include interest and property taxes on the real property during the development phase. During the year ended December 31, 2003, interest of $41,830 and property taxes of $6,413 are included as land development costs and are therefore, capitalized holding costs.

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes payable to related parties are as follows:

                                                                                December 31,
                                                                   --------------------------------------
                                                                          2003                2002
                                                                   ------------------  ------------------
Promissory note, repayable to member of
   A S Holdings, LLC, due upon demand,
   bearing no interest, secured by real estate                     $          225,000  $          225,000
Promissory note, repayable to member of
   A S Holdings, LLC, due upon demand,
   bearing no interest, secured by real estate                                271,340              28,571
Less current portion of debt                                                 (496,340)           (253,571)
                                                                   ------------------  ------------------

Total                                                              $                -  $                -
                                                                   ==================  ==================

                             MCCARTHY GRENACHE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 6 - LONG-TERM DEBT

                                                                       December 31,
                                                            -------------------------------------
                                                                  2003                2002
                                                            -----------------   -----------------
Note payable to a company in monthly instalments
  $4,000,  including interest at
  5.75%, maturing September 4, 2004, secured by
  real estate                                               $         755,386   $         759,813

Less current portion of long-term debt                                755,386               4,426
                                                            -----------------   -----------------

                                                            $               -   $         755,387
                                                            =================   =================

The Company is in the process of negotiating an extension of the terms of the note.

NOTE 7 SUBSEQUENT EVENT

         On February 24, 2004 the Company entered into a letter of intent with third party for the sale of the approximate 2.7 acres in Las Vegas, Nevada for $3,000,000 cash.

         On March 9, 2004 the Company entered into a soft engagement letter with a lender to provide approximately $27,000,000 as a construction loan for the Las Vegas project. There can be no assurance that the Company will be able to obtain such financing.