Form 10QSB
period 2004-03-31
MCCARTHY GRENACHE INC
filed 2004-05-26
CIK 1098811

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004
                  ---------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                        Commission file number 000-28095
            ---------------------------------------------------------

                             McCarthy Grenache, Inc.
   ---------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                             88-0412635
--------------------------------------------------------------------------------
             (State or other jurisdiction             (IRS Employer
         of incorporation or organization)          Identification No.)

           1516 E. Tropicana Ave., Suite 195, Las Vegas, Nevada 89119
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               (702) 597-9447/2786
                            Issuer's telephone number


                (Former name, former address and former fiscal year, if changed since last report.)

         Check whether the issuer (1) filed all reports  required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ----- No -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2004 15,739,000

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             MCCARTHY GRENACHE, INC.
                           CONSOLIDATED BALANCE SHEETS





                                                                                  March 31,         December 31,
                                                                              ------------------  -----------------
ASSETS                                                                               2004               2003
                                                                              ------------------  -----------------
Current Assets
  Cash and cash equivalents                                                   $           12,771  $          42,600
                                                                              ------------------  -----------------

Fixed Assets
  Land                                                                                   893,020            893,020
  Building and improvements                                                                9,000              9,000
  Construction in progress                                                               395,590            362,180
                                                                              ------------------  -----------------
                                                                                       1,297,610          1,264,200
  Less: Accumulated depreciation                                                            (480)              (424)
                                                                              ------------------  -----------------
     Net Fixed Assets                                                                  1,297,130          1,263,776
                                                                              ------------------  -----------------

     Total Assets                                                             $        1,309,901  $       1,306,376
                                                                              ==================  =================

                             MCCARTHY GRENACHE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                                                 March 31,          December 31,
                                                                            -------------------  ------------------
                                                                                   2004                 2003
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $               125  $            2,119
  Related Party Loans - Parent Company                                                  552,340             496,340
  Current Portion Long-Term Debt                                                          5,139             755,386
                                                                            -------------------  ------------------

     Total Current Liabilities                                                          557,604           1,253,845
                                                                            -------------------  ------------------

Long-Term Debt                                                                          749,484                   -
                                                                            -------------------  ------------------

     Total Liabilities                                                                1,307,088           1,253,845
                                                                            -------------------  ------------------

Stockholders' Equity
  Common Stock (Par Value $.001),
    25,000,000 shares authorized. 15,739,000 shares issued
    and outstanding at March 31, 2004 and December 31, 2003                              15,739              15,739
  Paid in Capital in Excess of Par Value                                                 62,136              62,136
  Retained Deficit                                                                      (75,062)            (25,344)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                           2,813              52,531
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         1,309,901  $        1,306,376
                                                                            ===================  ==================











                             See accompanying notes.

                             MCCARTHY GRENACHE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                    For the Three Months
                                                                       Ended March 31,
                                                            -------------------------------------
                                                                  2004              2003
                                                            -----------------   -----------------
REVENUES
   Rental revenues                                          $           2,250   $               -

   Rental expenses                                                        283                   -
                                                            -----------------   -----------------

     Income from operations                                             1,967                   -

EXPENSES
  General and Administrative                                           44,448                   -
                                                            -----------------   -----------------

     Net income from operations                                       (42,481)

Other Income (Expense)
  Interest Expense                                                     (7,237)                  -
                                                            -----------------   -----------------

NET INCOME (LOSS)                                           $         (49,718)  $               -
                                                            =================   =================

Weighted Average Shares                                            15,739,000                   -
                                                            =================   =================

Loss per Common Share                                       $               -   $               -
                                                            =================   =================















                             See accompanying notes.

                             MCCARTHY GRENACHE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Three Months
                                                                     Ended March 31,
                                                          -------------------------------------
                                                                2004                2003
                                                          -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                  $         (49,718) $                -
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation and amortization                                            56                   -
Increase (decrease) in accounts payable                              (1,994)                  -
                                                          -----------------  ------------------
Net cash used in operating activities                               (51,656)                  -
                                                          -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Land Development Costs                                              (33,410)                  -
                                                          -----------------  ------------------
Net cash used by investing activities                               (33,410)                  -
                                                          -----------------  ------------------


CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from shareholder loans                                      56,000                   -
Principal payments on long-term debt                                   (763)                  -
                                                          -----------------  ------------------
Net Cash Provided by Financing  Activities                           55,237                   -
                                                          -----------------  ------------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                       (29,829)                  -
Cash and Cash Equivalents at
   Beginning of the Period                                           42,600                   -
                                                          -----------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $          12,771  $                -
                                                          =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest                                                  $               -  $                -
Income Taxes                                              $               -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: NONE

                             See accompanying notes.

                             MCCARTHY GRENACHE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

         The unaudited financial statements as of March 31, 2004 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             MCCARTHY GRENACHE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

                             MCCARTHY GRENACHE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Net Income (Loss) Per Common Share

         Basic earnings (loss) per share has been computed by dividing  earnings
(loss) available to common stockholders by the weighted average number of common shares outstanding during the years. There were no common stock equivalent shares outstanding at March 31, 2004 and 2003.

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

                             MCCARTHY GRENACHE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Continued)

NOTE 2 - ECONOMIC DEPENDENCE

         The Company does not utilize any specialized raw materials and as such any and all materials are readily available. The Company is not aware of any problem that exist at present time or that is projected to occur within the near future that will materially affect the source and availability of raw materials, which would be required by the Company.

NOTE 3 - COMMITMENTS

         As of March 31, 2004 all activities of the Company have been conducted by officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - LAND BUILDING AND IMPROVEMENTS

         The Company purchased eleven parcels of land and improvements for a total cost of $902,020 in October, 2002. During the period ended December 31, 2003, the Company incurred $234,433 in land improvement costs. During the three months ended March 31, 2004, the Company incurred an additional $33,410 in land improvement costs.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

         Notes payable to related parties are as follows:

                                                                       March 31,          December 31,
                                                                          2004                2003
                                                                   ------------------  ------------------
Promissory note, repayable to member of
   A S Holdings, LLC, due upon demand,
   bearing no interest, secured by real estate                     $          225,000  $          225,000
Promissory note, repayable to member of
   A S Holdings, LLC, due upon demand,
   bearing no interest, secured by real estate                                327,340             271,340
Less current portion of debt                                                 (552,340)           (496,340)
                                                                   ------------------  ------------------
Total                                                              $                -  $                -
                                                                   ==================  ==================

                             MCCARTHY GRENACHE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Continued)

NOTE 6 - LONG-TERM DEBT

                                                                March 31,         December 31,
                                                                  2004                2003
                                                            -----------------   -----------------
Note payable to a company
  in monthly instalments  $4,000,
  including interest at
  5.75%, maturing August 13, 2005, secured by
  real estate                                               $         754,623   $         755,386

Less current portion of long-term debt                                 (5,139)           (755,386)
                                                            -----------------   -----------------

                                                            $         749,484   $               -
                                                            =================   =================

         The Company has extended the terms of the note to August 13, 2005.

NOTE 7 - SUBSEQUENT EVENTS

         On April 27, 2004, the Company entered into a Purchase and Sale Agreement and Escrow Instructions with a third party in regard to the sale of the approximate 2.7 acres in Las Vegas, Nevada for $3,000,000 cash. Escrow was opened in Nevada and is scheduled for closing on July 27, 2004.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

         The  following   discusses  the  financial   position  and  results  of
operations of the Company.

         The Company rents warehouse space on the property that will eventually be torn down to make room for the proposed Senior Citizen Center.

RESULTS OF OPERATIONS

Net Rental Income

         Net rental income for the three months ended March 31, 2004 was $2,250. The rent is on a month to month basis. For the three months ended March 31, 2003, the Company had no operations, therefore no comparison is shown.

Cost of Rental Income

         Cost of rental income for the three months ended March 31, 2004 was $283. For the three months ended March 31, 2003, the Company had no operations, therefore no comparison is shown.

Operating Expenses

         Operating expenses for the three months ended March 31, 2004 were $44,448. For the three months ended March 31, 2003, the Company had no operations, therefore no comparison is shown.

Liquidity and Capital Resources

         The Company requires working capital to fund its current operations. Generally the Company has adequate funds for its activities. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing. On February 24, 2004 the Company entered into a letter of intent for the sale of real property located at 634 North Main Street, Las Vegas, Nevada for $3,000,000 in cash by a third party. The letter provides that within 5 business days after the execution of a written purchase agreement the buyer will deposit a $100,000 deposit that is refundable in the buyer's sole discretion if the buyer is not satisfied with the results of its investigation of the property as set forth in the letter of intent. In addition, the Company is also required to apply to the City of Las Vegas for a 180 day extension of a special use permit currently expiring on November 1, 2004. On April 27, 2004, the Company entered into a Purchase and Sale Agreement and Escrow Instructions with the third party in regard to the sale of the real property located at 634
North Main Street, Las Vegas, Nevada for $3,000,000 in cash. The agreement provides that the escrow as well as the due diligence periods are set to be 90 days from opening escrow. The Company is also required to continue with efforts to acquire FHA 221(d)(4) financing of the property in the amount of $24,000,000. The buyer has also agreed to cooperate with the Company to accomplish a 1031 exchange. On March 9, 2004 the Company entered into a soft engagement letter with a lender to provide approximately $27,000,000 as a construction loan for the Las Vegas project. There can be no assurance that the Company will be able to obtain such financing.

         The Company generates and uses cash flows through three activities: operating, investing, and financing. During the three months ended March 31, 2004, operating activities used cash of approximately $52,000. For the three months ended March 31, 2003, the Company had no operations, therefore no comparison is shown.

         Cash flows used in investing activities is primarily due to the engineering and architectural planning for the Senior Center of approximately $33,000 for the three months ended March 31, 2004. For the three months ended March 31, 2003, the Company had no operations, therefore no comparison is shown.

         Financing activities provided approximately $56,000 primarily from advances from a related party for the three months ended March 31, 2004. For the three months ended March 31, 2003, the Company had no operations, therefore no comparison is shown.

         Management believes that the Company's current cash and funds available will be sufficient to meet capital requirements and short term and long term working capital needs in the fiscal year ending December 31, 2004 and beyond, unless a significant acquisition or expansion is undertaken. The Company is constantly searching for potential acquisitions and/or expansion opportunities. However, there are no arrangements or ongoing negotiations for any acquisition or expansion. There are negotiations for new ventures in the regular course of business.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

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

ITEM 2.  CHANGES IN SECURITIES

   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number          Title of Document

3        Articles of Incorporation and By-Laws.(1)

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

(1)  Incorporated by reference


(b) Reports on Form 8-K filed.

         On February 24, 2004, the Company filed on Form 8-K under Item 2, Acquisition or Disposition of Assets.

         On April 27, 2004, the Company filed on Form 8-K under Item 2, Acquisition or Disposition of Assets.

         On May 24, 2004, the Company filed on Form 8-K under Item 5, Other Events and Regulation FD Disclosure.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             McCarthy Grenache, Inc.
                                  (Registrant)

DATE:      May 25, 2004


By:  /s/ Haggai Ravid
Haggai Ravid
C.E.O. and Director
(Principal Executive and Financial Officer)