Form 10QSB
period 2004-06-30
MCCARTHY GRENACHE INC
filed 2004-08-18
CIK 1098811

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEEXCHANGE
ACT

For the transition period from __________ to __________

Commission file number 000-28095

McCarthy Grenache, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0412635
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1516 E. Tropicana Ave., Suite 195, Las Vegas, Nevada 89119
(Address of principal executive offices)

(702) 597-9447/2786
Issuer’s telephone number

____________________________________________ _________________________
(Former name, former address and former fiscal year, if changed since last report.)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCYPROCEEDING
DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:    June 30, 2004    15,739,000

        Transitional Small Business Disclosure Format (check one). Yes     ; No   X

PART I

Item 1. Financial Statements

MCCARTHY GRENACHE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$--	$42,600

Fixed Assets
Land	893,020	893,020
Building and improvements	9,000	9,000
Construction in progress	418,205	362,180

	1,320,225	1,264,200
Less: Accumulated depreciation	(536)	(424)

Net Fixed Assets	1,319,689	1,263,776

Total Assets	$1,319,689	$1,306,376

MCCARTHY GRENACHE, INC.
CONSOLIDATED BALANCE SHEETS
(Continued)

	June 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$16,240	$2,119
Overdrawn Cash	78	--
Related Party Loans	586,840	496,340
Current Portion Long-Term Debt	5,214	755,386

Total Current Liabilities	608,372	1,253,845

Long-Term Debt	748,252	--

Total Liabilities	1,356,624	1,253,845

Stockholders' Equity
Common Stock (Par Value $.001),
25,000,000 shares authorized. 15,739,000 shares issued
and outstanding at June 30, 2004 and December 31, 2003	15,739	15,739
Paid in Capital in Excess of Par Value	62,136	62,136
Retained Deficit	(114,810)	(25,344)

Total Stockholders' Equity	(36,935)	52,531

Total Liabilities and Stockholders' Equity	$1,319,689	$1,306,376

See accompanying notes.

MCCARTHY GRENACHE, INC.CONSOLIDATED
STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Rental revenues	$2,250	$--	$4,500	$--
Rental expenses	56	--	339	--

Income from operations	2,194	--	4,161	--
EXPENSES
General and Administrative	31,099	--	75,547	--

Net income (loss)
from operations	(28,905)	--	(71,386)	--
Other Income (Expense)
Interest Expense	(10,843)	--	(18,080)	--

NET INCOME (LOSS)	$(39,748)	$--	$(89,466)	$--

Weighted Average Shares	15,739,000	--	15,739,000	--

Loss per Common Share	$--	$--	$(0.01)	$--

See accompanying notes.

MCCARTHY GRENACHE, INC.CONSOLIDATED
STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(89,466)	$--
Adjustments used to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	112	--
Increase (decrease) in accounts payable	14,199	--

Net cash used in operating activities	(75,155)	--

CASH FLOWS FROM INVESTING
ACTIVITIES:
Land Development Costs	(56,025)	--

Net cash used by investing activities	(56,025)	--

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from shareholder loans	90,500	--
Principal payments on long-term debt	(1,920)	--

Net Cash Provided by Financing Activities	88,580	--

Net Increase (Decrease) in
Cash and Cash Equivalents	(42,600)	--
Cash and Cash Equivalents at
Beginning of the Period	42,600	--

Cash and Cash Equivalents at
End of the Period	$--	$--

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest	$--	$--
Income Taxes	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: NONE

See accompanying notes.

MCCARTHY GRENACHE, INC.NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for McCarthy Grenache, Inc. and its 100% owned subsidiary, Bonanza Realty, LLC ( the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of March 31, 2004 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

        The Company’s principal business activity is an investment in approximately 2.7 acres of land for the purpose of developing a senior citizen residential project, which is proposed to include about three hundred and twenty six units of senior citizen assisted living apartments, and approximately 20,000 square feet of commercial space in Las Vegas, Nevada. The Company’s offices are located in the States of Nevada and California.

Principles of Consolidation

        The consolidated financial statements include the accounts of its wholly owned subsidiary, Bonanza Realty, LLC (a Nevada Limited Liability Company). All significant intercompany accounts and transactions have been eliminated.

MCCARTHY GRENACHE, INC.NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Continued)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

        On October 28, 2002 the Bonanza Realty, LLC (“LLC)” purchased approximately 2.7 acres of land from Bonanza Realty, Inc. (“Inc.”) a Nevada corporation at the predecessor’s cost basis. Inc. had some common ownership at the time of the purchase, however, management of LLC believes the purchase to be essentially equivalent to an arms length transaction. References to December 31, 2002 are from the operations of Bonanza Realty, Inc. the “predecessor business.”

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

MCCARTHY GRENACHE, INC.NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Continued)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income (Loss) Per Common Share

        Basic earnings (loss) per share has been computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the years. There were no common stock equivalent shares outstanding at June 30, 2004 and 2003.

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

        The Company has adopted the Financial Accounting Standards Board SFAS No., 121, “Accounting for the Impairment of Long-lived Assets.” SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and (ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

Revenue recognition

        Revenue is recognized from rental property as the lessee uses the property.

MCCARTHY GRENACHE, INC.NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Continued)

NOTE 2 — ECONOMIC DEPENDENCE

        The Company does not utilize any specialized raw materials and as such any and all materials are readily available. The Company is not aware of any problem that exist at present time or that is projected to occur within the near future that will materially affect the source and availability of raw materials, which would be required by the Company.

NOTE 3 — COMMITMENTS

        As of June 30, 2004 all activities of the Company have been conducted by officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 — LAND BUILDING AND IMPROVEMENTS

        The Company purchased eleven parcels of land and improvements for a total cost of $902,020 in October, 2002. During the period ended December 31, 2003, the Company incurred $234,433 in land improvement costs. During the six months ended June 30, 2004, the Company incurred an additional $56,025 in land improvement costs.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

        Notes payable to related parties are as follows:

	June 30, 2004	December 31, 2003
Promissory note, repayable to member of
A S Holdings, LLC, due upon demand,
bearing no interest, secured by real estate	$225,000	$225,000
Promissory note, repayable to member of
A S Holdings, LLC, due upon demand,
bearing no interest, secured by real estate	361,840	271,340
Less current portion of debt	(586,840)	(496,340)

Total	$--	$--

MCCARTHY GRENACHE, INC.NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Continued)

NOTE 6 — LONG-TERM DEBT

	June 30, 2004	December 31, 2003
Note payable to a company
in monthly instalments $4,000,
including interest at 5.75%,
maturing August 13, 2005, secured by
real estate	$753,466	$755,386
Less current portion of long-term debt	(5,214)	(755,386)

	$748,252	$--

        The Company has extended the terms of the note to August 13, 2005.

NOTE 7 — PURCHASE AND SALE AGREEMENT

        On April 27, 2004, the Company entered into a Purchase and Sale Agreement and Escrow Instructions with a third party in regard to the sale of the approximate 2.7 acres in Las Vegas, Nevada for $3,000,000 cash. On August 6, 2004, the Company terminated this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General — This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

        The following discusses the financial position and results of operations of the Company.

        The Company rents warehouse space on the property that will eventually be torn down to make room for the proposed Senior Citizen Center.

Results of Operations

Net Rental Income

        Net rental income for the three and six months ended June 30, 2004 was $2,250 and $4,500, respectively. The rent is on a month to month basis. For the three and six months ended June 30, 2003, the Company had no operations, therefore no comparison is shown.

Cost of Rental Income

        Cost of rental income for the three and six months ended June 30, 2004 was $56 and $339, respectively. For the three and six months ended June 30, 2003, the Company had no operations, therefore no comparison is shown.

Operating Expenses

        Operating expenses for the three and six months ended June 30, 2004 were $31,099 and $75,547, respectively. For the three and six months ended June 30, 2003, the Company had no operations, therefore no comparison is shown.

Liquidity and Capital Resources

        The Company requires working capital to fund its current operations. Generally the Company has adequate funds for its activities. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing. On February 24, 2004 the Company entered into a letter of intent for the sale of real property located at 634 North Main Street, Las Vegas, Nevada for $3,000,000 in cash by a third party. The letter provides that within 5 business days after the execution of a written purchase agreement the buyer will deposit a $100,000 deposit that is refundable in the buyer’s sole discretion if the buyer is not satisfied with the results of its investigation of the property as set forth in the letter of intent. In addition, the Company is also required to apply to the City of Las Vegas for a 180 day extension of a special use permit currently expiring on November 1, 2004. On April 27, 2004, the Company entered into a Purchase and Sale Agreement and Escrow Instructions with the third party in regard to the sale of the real property located at 634 North Main Street, Las Vegas, Nevada for $3,000,000 in cash. The agreement provides that the escrow as well as the due diligence periods are set to be 90 days from opening escrow. On August 6, 2004, the Company terminated this agreement and instructed the Escrow Holder to return the Initial Deposit. The Company is also required to continue with efforts to acquire FHA 221(d)(4) financing of the property in the amount of $24,000,000. The buyer has also agreed to cooperate with the Company to accomplish a 1031 exchange. On March 9, 2004 the Company entered into a soft engagement letter with a lender to provide approximately $27,000,000 as a construction loan for the Las Vegas project. There can be no assurance that the Company will be able to obtain such financing.

        The Company generates and uses cash flows through three activities: operating, investing, and financing. During the six months ended June 30, 2004, operating activities used cash of approximately $75,000. For the six months ended June 30, 2003, the Company had no operations, therefore no comparison is shown.

        Cash flows used in investing activities is primarily due to the engineering and architectural planning for the Senior Center. During the six months ended June 30, 2004, investing activities used cash of approximately $56,000. For the six months ended June 30, 2003, the Company had no operations, therefore no comparison is shown.

        Financing activities provided cash of approximately $89,000 primarily from advances from a related party for the six months ended June 30, 2004. For the six months ended June 30, 2003,

the Company had no operations, therefore no comparison is shown.

        Management believes that the Company’s current cash and funds available will be sufficient to meet capital requirements and short term and long term working capital needs in the fiscal year ending December 31, 2004 and beyond, unless a significant acquisition or expansion is undertaken. The Company is constantly searching for potential acquisitions and/or expansion opportunities. However, there are no arrangements or ongoing negotiations for any acquisition or expansion. There are negotiations for new ventures in the regular course of business.

Inflation and Regulation

        The Company’s operations have been, and in the near term are expected to be, materially affected by inflation or changing prices. The Company encounters competition from a variety of Companies in its markets. Many of these companies have long standing customer relationships and are well-staffed and well financed. The Company believes that competition in the its industries is based on customer satisfaction and production of quality products and services, although the ability, reputation and support of management is also significant. The Company does not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on its results of operations.

Factors That May Affect Future Results

        Management’s Discussion and Analysis and other parts of this annual report contain information based on management’s beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially for the forward-looking statements as a result of various factors, including but not limited to the following:

Government Regulations — The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company’s operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

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

There have been no significant changes in the Company’s internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

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

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Title of Document
3 31 32	Articles of Incorporation and By-Laws.(1) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)     Incorporated by reference

(b)     Reports on Form 8-K filed.

        On June 4, 2004, the Company filed on Form 8-K under Item 5, Other Events and Regulation FD Disclosure.

        On August 13, 2004, the Company filed on Form 8-K under Item 5, Other Events and Regulation FD Disclosure.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McCarthy Grenache, Inc.
(Registrant)

DATE: August 16, 2004

By: /s/ Haggai Ravid
Haggai Ravid
C.E.O. and Director
(Principal Executive and Financial Officer)