Form 10QSB
period 2004-09-30
MCCARTHY GRENACHE INC
filed 2004-11-19
CIK 1098811

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004
                -------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
            ------------------------------ --------------------------
                        Commission file number 000-28095
            ---------------------------------------------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2004 15,739,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS

                             MCCARTHY GRENACHE, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                (Unaudited)
                                                                                September 30,       December 31,
                                                                              ------------------  -----------------
ASSETS                                                                               2004               2003
                                                                              ------------------  -----------------
Current Assets
  Cash and cash equivalents                                                   $          793,677  $          42,600
                                                                              ------------------  -----------------

Fixed Assets
  Land                                                                                   893,020            893,020
  Building and improvements                                                                9,000              9,000
  Construction in progress - Bonanza Project                                             862,053            362,180
  Construction in progress - Premantura Project                                          191,000                  -
                                                                              ------------------  -----------------
                                                                                       1,955,073          1,264,200
  Less: Accumulated depreciation                                                            (592)              (424)
                                                                              ------------------  -----------------
     Net Fixed Assets                                                                  1,954,481          1,263,776
                                                                              ------------------  -----------------

     Total Assets                                                             $        2,748,158  $       1,306,376
                                                                              ==================  =================

                             MCCARTHY GRENACHE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                            -------------------  ------------------
                                                                                   2004                 2003
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $            23,383  $            2,119
  Related Party Loans                                                                 1,736,921             496,340
  Consulting Fees Payable                                                               300,000                   -
  Current Portion Long-Term Debt                                                        752,291             755,386
                                                                            -------------------  ------------------

     Total Current Liabilities                                                        2,812,595           1,253,845
                                                                            -------------------  ------------------

     Total Liabilities                                                                2,812,595           1,253,845
                                                                            -------------------  ------------------

Stockholders' Equity
  Common Stock (Par Value $.001),
    25,000,000 shares authorized. 15,739,000 shares issued and
    outstanding at September 30, 2004 and December 31, 2003                              15,739              15,739
  Paid in Capital in Excess of Par Value                                                 62,136              62,136
  Retained Deficit                                                                     (142,312)            (25,344)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                         (64,437)             52,531
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         2,748,158  $        1,306,376
                                                                            ===================  ==================












                             See accompanying notes.

                             MCCARTHY GRENACHE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  (Unaudited)   (Unaudited)  For
                                             the  Three   Months  For  the  Nine
                                             Months
                                              Ended September 30,                     Ended September 30,
                                     -------------------------------------  --------------------------------------
                                           2004              2003                  2004              2003
                                     -----------------  ------------------  ------------------  ------------------
REVENUES
   Rental revenues                   $           2,250  $                -  $            6,750  $                -

   Rental expenses                                  56                   -                 395                   -
                                     -----------------  ------------------  ------------------  ------------------

     Income from operations                      2,194                   -               6,355                   -

EXPENSES
  General and Administrative                    50,618                   -             126,165                   -
                                     -----------------  ------------------  ------------------  ------------------

     Net income (loss)
          from operations                      (48,424)                  -            (119,810)                  -
                                     -----------------  ------------------  ------------------  ------------------

Other Income (Expense)
  Interest Income                                2,842                   -               2,842                   -
                                     -----------------  ------------------  ------------------  ------------------

NET INCOME (LOSS)                    $         (45,582) $                -  $         (116,968) $                -
                                     =================  ==================  ==================  ==================

Weighted Average Shares                     15,739,000                   -          15,739,000                   -
                                     =================  ==================  ==================  ==================

Loss per Common Share                $               -  $-               -  $           (0.01)  $                -
                                     =================  ==================  ==================  ==================














                             See accompanying notes.

                             MCCARTHY GRENACHE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       (Unaudited)
                                                                   For the Nine Months
                                                                   Ended September 30,
                                                          -------------------------------------
                                                                2004                2003
                                                          -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                  $        (116,968) $                -
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation and amortization                                           168                   -
Increase (decrease) in accounts payable                              21,264                   -
                                                          -----------------  ------------------
Net cash used in operating activities                               (95,536)                  -
                                                          -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Land Development Costs                                             (390,873)                  -
                                                          -----------------  ------------------
Net cash used by investing activities                              (390,873)                  -
                                                          -----------------  ------------------


CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from shareholder loans                                   1,240,581                   -
Principal payments on long-term debt                                 (3,095)                  -
                                                          -----------------  ------------------
Net Cash Provided by Financing  Activities                        1,237,486                   -
                                                          -----------------  ------------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                       751,077                   -
Cash and Cash Equivalents at
   Beginning of the Period                                           42,600                   -
                                                          -----------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $         793,677  $                -
                                                          =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest                                                  $               -  $                -
Income Taxes                                              $               -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: NONE
-----------
                             See accompanying notes.

                             MCCARTHY GRENACHE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for McCarthy Grenache, Inc. and its 100% owned subsidiaies, Bonanza Realty, LLC, Bonanza Realty, Inc., and KSDR-LRS, LLC ( the "Company") is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of September 30, 2004 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

         The Company's principal business activities are: (1) an investment in approximately 2.7 acres of land for the purpose of developing a senior citizen residential project, which is proposed to include about three hundred and twenty six units of senior citizen assisted living apartments, and approximately 20,000 square feet of commercial space in Las Vegas, Nevada, and (2) a partnership agreement with a third party for developing real estate projects in the Premantura area - Republic of Croatia. The Company will own 66.67% of the partnership. The partnership intends to develop up to sixty-five residential units in phases. The Company's offices are located in the States of Nevada and California.

Principles of Consolidation

         The consolidated financial statements include the accounts of its wholly owned subsidiaies, Bonanza Realty, LLC (a Nevada Limited Liability Company), Bonanza Realty, Inc., and KSDR- LRS, LLC. All significant intercompany accounts and transactions have been eliminated.

                             MCCARTHY GRENACHE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Continued)

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

         On August 24, 2004, the Company entered into a partnership agreement with a third party for developing real estate projects in the Premantura area - Republic of Croatia. The Company will own 66.67% of the partnership. The partnership intends to develop up to sixty-five residential units in phases.

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

                             MCCARTHY GRENACHE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Types of amounts included in operating expenses

         Selling, general & administrative expenses include professional fees, travel & entertainment, bad debts, depreciation, telephone, insurance, office, and other general expenses.

Net Income (Loss) Per Common Share

         Basic earnings (loss) per share has been computed by dividing  earnings
(loss) available to common stockholders by the weighted average number of common shares outstanding during the years. There were no common stock equivalent shares outstanding at September 30, 2004 and 2003.

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

                             MCCARTHY GRENACHE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Continued)

NOTE 2 - ECONOMIC DEPENDENCE

         The Company does not utilize any specialized raw materials and as such any and all materials are readily available. The Company is not aware of any problem that exist at present time or that is projected to occur within the near future that will materially affect the source and availability of raw materials, which would be required by the Company.

NOTE 3 - COMMITMENTS

         As of September 30, 2004 all activities of the Company have been conducted by officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - LAND BUILDING AND IMPROVEMENTS

         The Company purchased eleven parcels of land and improvements for a total cost of $902,020 in October, 2002. During the period ended December 31, 2003, the Company incurred $234,433 in land improvement costs. During the nine months ended September 30, 2004, the Company incurred an additional $499,873 in land improvement costs.

         The rental property and land under development are encumbered by notes secured by deeds of trust and assignment of rent associated with the property.

         The Company has only one tenant. The lease term expired on December 31, 2002 and has continued on a month to month basis since then.

         Land development costs include interest and property taxes on the real property during the development phase. During the year ended December 31, 2003, interest of $41,830 and property taxes of $6,413 are included as land development costs and are therefore, capitalized holding costs. During the nine months ended September 30, 2004, interest of $28,905 and property taxes of $8,253 are included as land development costs and are therefore, capitalized holding costs.

         On August 24, 2004, the Company entered into a partnership agreement with a third party for developing real estate projects in the Premantura area - Republic of Croatia. The Company will own 66.67% of the partnership. The partnership intends to develop up to sixty-five residential units in phases. At September 30, 2004, the Company had incurred costs of $191,000 in relation to this project. These costs have been capitalized.

                             MCCARTHY GRENACHE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS

         Notes payable to related parties are as follows:

                                                                     September 30,        December 31,
                                                                          2004                2003
                                                                   ------------------  ------------------
Promissory note, repayable to member of
   A S Holdings, LLC, due upon demand,
   bearing no interest, secured by real estate                     $          225,000  $          225,000
Promissory note, repayable to member of
   A S Holdings, LLC, due upon demand,
   bearing no interest, secured by real estate                              1,511,921             271,340
Less current portion of debt                                               (1,736,921)           (496,340)
                                                                   ------------------  ------------------
Total                                                              $                -  $                -
                                                                   ==================  ==================

NOTE 6 - LONG-TERM DEBT

                                                                     September 30,        December 31,
                                                                          2004                2003
                                                                   ------------------  ------------------
Note payable to a company (third party)
  in monthly instalments $4,000, including
  interest at 5.75%, maturing August 13, 2005, secured by
  real estate                                                      $          752,291  $          755,386

Less current portion of long-term debt                                       (752,291)           (755,386)
                                                                   ------------------  ------------------

                                                                   $                -  $                -
                                                                   ==================  ==================

NOTE 7 - PURCHASE AND SALE AGREEMENT

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

RESULTS OF OPERATIONS

Net Rental Income

         Net rental income for the three and nine months ended September 30, 2004 was $2,250 and $6,750, respectively. The rent is on a month to month basis. For the three and nine months ended September 30, 2003, the Company had no operations, therefore no comparison is shown.

Cost of Rental Income

         Cost of rental income for the three and nine months ended September 30, 2004 was $56 and $395, respectively. For the three and nine months ended September 30, 2003, the Company had no operations, therefore no comparison is shown.

Operating Expenses

         Operating expenses for the three and nine months ended September 30, 2004 were $50,618 and $126,165, respectively. For the three and nine months ended September 30, 2003, the Company had no operations, therefore no comparison is shown.

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

         On August 24, 2004, the Company entered into a partnership agreement with a third party for developing real estate projects in the Premantura area - Republic of Croatia. The Company will own 66.67% of the partnership. The partnership intends to develop up to sixty-five residential units in phases. The scope of the project is estimated to exceed 3,000,000 euros (approximately $3.9 million), and per the partnership agreement, it is the Company's responsibility to fund the partnership as necessary.

         The Company generates and uses cash flows through three activities: operating, investing, and financing. During the nine months ended September 30, 2004, operating activities used cash of approximately $96,000. For the nine months ended September 30, 2003, the Company had no operations, therefore no comparison is shown.

         Cash flows used in investing activities is primarily due to the engineering and architectural planning for the Senior Center and the Premantura project. During the nine months ended September 30, 2004, investing activities used cash of approximately $391,000. For the nine months ended September 30, 2003, the Company had no operations, therefore no comparison is shown.

         Financing activities provided cash of approximately $1,237,000 primarily from advances from a related party for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, the Company had no operations, therefore no comparison is shown.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 6, 2004, two subsidiaries of the Company were served with litigation involving a real estate project in Nevada. Counsel for the Company has not yet had an opportunity to fully review the litigation from the Company's point of view, but the lawsuit appears to involve the claim of an alleged former interest holder in one or more of the subsidiaries. The Company has not been directly sued and the relevant actions alleged appear to have occurred before the Company acquired the subsidiary entities.

         On or about November 1, 2004, the Company's subsidiaries filed a Motion to Dismiss the Complaint as it affects them. At the present time counsel does not believe that the Company has any significant exposure in the matter.

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

Exhibit
Number          Title of Document

3        Articles of Incorporation and By-Laws.(1)

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

(1)  Incorporated by reference

(b) Reports on Form 8-K filed.

         On August 27, 2004, the Company filed on Form 8-K under Item 8, Other Events and Regulation FD Disclosure.

         On October 18, 2004, the Company filed on Form 8-K under Item 7, Regulation FD Disclosure.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             McCarthy Grenache, Inc.
                                  (Registrant)

DATE:      November 19, 2004


By:  /s/ Haggai Ravid
Haggai Ravid
C.E.O. and Director
(Principal Executive and Financial Officer)